Form 10-Q
period 2021-06-30
RMG Acquisition Corp. III
filed 2021-08-16
CIK 1838108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of August 16, 2021, 48,300,000 Class A ordinary shares, par value $0.0001 per share, and 12,075,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RMG ACQUISITION CORP. III

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RMG ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$456,871	$—
Prepaid expenses	908,357	10,221
Total current assets	1,365,228	10,221
Deferred offering costs	—	25,000
Investments held in Trust Account	483,033,991	—
Total Assets	$484,399,219	$35,221

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$6,804	$—
Accrued expenses	238,774	25,000
Total current liabilities	245,578	25,000
Deferred legal fees	250,000	—
Deferred underwriting commissions	16,905,000	—
Derivative warrant liabilities	22,345,450	—
Total liabilities	39,746,028	25,000

Commitments and Contingencies
Class A ordinary shares; 43,965,319 shares subject to possible redemption at $10.00 per share	439,653,190	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,334,681 and 0 shares issued and outstanding (excluding 43,965,319 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020	433	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,075,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,208	1,208
Additional paid-in capital	5,483,589	23,792
Accumulated deficit	(485,229)	(14,779)
Total shareholders’ equity	5,000,001	10,221
Total Liabilities and Shareholders’ Equity	$484,399,219	$35,221

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the	For the
	three months ended	six months ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$970,203	$1,229,615
Loss from operations	(970,203)	(1,229,615)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,681,410	1,459,460
Financing costs - warrant liabilities	—	(734,320)
Interest income	15	34
Unrealized gain on investments held in Trust Account	17,265	33,991
Total other income (expense)	2,698,690	759,165
Net income (loss)	$1,728,487	$(470,450)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	43,794,369	43,844,893
Basic and diluted net income per share, common stock subject to redemption	—	—
Weighted average shares outstanding of common stock, basic and diluted	16,580,631	15,230,803
Basic and diluted net income (loss) per share, common stock	$0.10	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	12,075,000	$1,208	$23,792	$(14,779)	$10,221
Sale of units in initial public offering, less allocation of proceeds to Public Warrants	48,300,000	4,830	—	—	470,131,490	—	470,136,320
Offering costs	—	—	—	—	(26,406,165)	—	(26,406,165)
Excess purchase price above fair value of private placement warrants	—	—	—	—	1,383,265	—	1,383,265
Shares subject to possible redemption	(43,792,470)	(4,379)	—	—	(437,920,321)	—	(437,924,700)
Net loss	—	—	—	—	—	(2,198,937)	(2,198,937)
Balance - March 31, 2021 (unaudited)	4,507,530	$451	12,075,000	$1,208	$7,212,061	$(2,213,716)	$5,000,004
Shares subject to possible redemption	(172,849)	(18)	—	—	(1,728,472)	—	(1,728,490)
Net income	—	—	—	—	—	1,728,487	1,728,487
Balance - June 30 , 2021 (unaudited)	4,334,681	$433	12,075,000	$1,208	$5,483,589	$(485,229)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(470,450)
Change in fair value of derivative warrant liabilities	(1,459,460)
Financing costs - warrant liabilities	734,320
Unrealized gain on investments held in Trust Account	(33,991)
Changes in operating assets and liabilities:
Prepaid expenses	(898,136)
Accounts payable	6,804
Accrued expenses	168,774
Net cash used in operating activities	(1,952,139)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(483,000,000)
Net cash used in investing activities	(483,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	30,212
Repayment of note payable to related party	(135,000)
Proceeds received from initial public offering, gross	483,000,000
Proceeds received from private placement	12,324,495
Offering costs paid	(9,810,697)
Net cash provided by financing activities	485,409,010

Net increase in cash	456,871

Cash - beginning of the period	—
Cash - end of the period	$456,871

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$104,788
Reversal of accrued expenses	$25,000
Deferred legal fees	$250,000
Deferred underwriting commissions	$16,905,000
Value of Class A ordinary shares subject to possible redemption	$439,378,930
Change in value of Class A ordinary shares subject to possible redemption	$274,260

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from December 23, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

RMG ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $457,000 in its operating bank account, and working capital of approximately $1.1 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

RMG ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on February 16, 2021 and February 8, 2021, respectively.

In April 2021, the Company identified a misstatement in its accounting treatment for warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of February 9, 2021 included in its Current Report on Form 8-K, filed February 16, 2021. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to FASB ASC Topic 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $23.8 million increase to derivative liabilities and offsetting decrease to Class A ordinary shares subject to possible redemption to the February 9, 2021 balance sheet. There was no impact to the Company’s financial position, net losses or cash flows.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

RMG ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

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

The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 43,965,319 and 0, respectively, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

RMG ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income ( loss) per ordinary shares

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 43,792,470 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share.

Net income (loss) per share, basic and diluted for Class A ordinary shares for the three and six months ended June 30, 2021 is calculated by dividing the income on marketable securities, dividends and interest held in Trust Account of approximately $16,000 and $31,000, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net income (loss) per share, basic and diluted for Class B ordinary shares for the three and six months ended June 30, 2021 is calculated by dividing the net income (loss) of approximately $1.7 million and $(470,000), respectively, less net income attributable to Class A ordinary shares of approximately $16,000 and $31,000, respectively, resulting in net income (loss) of approximately $1.7 million and $(501,000), respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

RMG ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services (including salaries). Upon the Company’s liquidation, the Company will cease paying these monthly fees. Upon completion of the Initial Business Combination, the Company will pay to such affiliate an amount equal to $20,000 multiplied by the number of whole months remaining between the date of the completion of the Initial Business Combination and the date that is 24 months from the closing of the Offering. The Company incurred approximately $60,000 and $100,000 in expenses in connection with such services during the three and six months ended June 30, 2021, respectively, as reflected in the accompanying statement of operations and had nil included in accrued expenses—related party in connection with such services.

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

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,334,681 and 0 shares, respectively, of Class A ordinary shares issued or outstanding, excluding 43,965,319 and 0 shares, respectively, of Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 9, 2021, 10,062,500 Class B ordinary shares were issued and outstanding. On January 30, 2021, the Company effectuated a 5-for-6 stock split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. Of the 12,075,000 Class B ordinary shares outstanding, 1,575,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there were 12,075,000 Class B ordinary shares issued and outstanding.

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

RMG ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Derivative Warrant Liabilities

As of June 30, 2021, the Company had 9,660,000 and 8,216,330 Public Warrants and Private Placement Warrants, respectively, outstanding. As of December 31, 2020, the Company did not have any Public Warrants and Private Placement Warrants outstanding

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

RMG ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

RMG ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$483,033,991	$—	$—

Liabilities:
Derivative warrant liabilities - public	$12,075,000	$—	$—
Derivative warrant liabilities - private	$—	$—	$10,270,410

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels for the three months ended March 31, 2021.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the three and six months ended June 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $2.7 million and $1.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

RMG ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	February 9, 2021	As of June 30, 2021
Share price	$9.73	$9.80
Volatility	24.2%	35.0%
Expected life of the options to convert	6.18	6.62
Risk-free rate	0.65%	1.00%
Dividend yield	—	—

The change in the level 3 fair value of the derivative warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 13, 2021 (inception)	$—
Issuance of Public and Private Warrants	23,804,910
Change in fair value of derivative warrant liabilities	(10,500)
Transfer of Public Warrants to Level 1	(13,524,000)
Derivative warrant liabilities at June 30, 2021	$10,270,410

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $457,000 in its operating bank account, and working capital of approximately $1.1 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $1.7 million, from $2.7 million from the change in fair value of the derivative warrant liabilities and unrealized gain on investments held in Trust of approximately $17,000, partially offset by approximately $970,000 in general and administrative costs.

For the six months ended June 30, 2021, we had a net loss of approximately $470,000, from $1.5 million from the change in fair value of the derivative warrant liabilities and unrealized gain on investments held in Trust of approximately $34,000, partially offset by financing costs of approximately $734,000 and approximately $1.2 million in general and administrative costs.

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

We incurred approximately $60,000 and $100,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for both the three and six months ended June 30, 2021, respectively.

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

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 43,965,319 and 0 Class A ordinary shares, respectively, subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

The Company’s unaudited condensed statements of operations include a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less net income attributable to Class A ordinary shares, resulting in a net loss, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, has been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

As a result, included on our balance sheet as of March 31, 2021 contained in the March 31, 2021 Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Dated: August 16, 2021	RMG ACQUISITION CORP. III

	By:	/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer