Form 10-Q
period 2021-09-30
RMG Acquisition Corp. III
filed 2021-11-22
CIK 1838108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

RMG ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40013	98-1574120
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

57 Ocean, Suite 403 5775 Collins Avenue Miami Beach, Florida	33140
(Address Of Principal Executive Offices)	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such
files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
22
, 2021, 48,300,000 Class A ordinary shares, par value $0.0001 per share, and 12,075,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RMG ACQUISITION CORP. III
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RMG ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(unaudited)
Current assets:
Cash	$191,011	$—
Prepaid expenses	756,667	10,221

Total current assets	947,678	10,221
Deferred offering costs	—	25,000
Investments held in Trust Account	483,040,207	—

Total Assets	$483,987,885	$35,221

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$21,558	$—
Accrued expenses	90,287	25,000

Total current liabilities	111,845	25,000
Deferred legal fees	250,000	—
Deferred underwriting commissions	16,905,000	—
Derivative warrant liabilities	16,267,500	—

Total liabilities	33,534,345	25,000
Commitments and Contingencies
Class A ordinary shares; 48,300,000 a nd no shares subject to possible redemption at $10.00 per share at September 30 ,2021 and December 31, 2020, respectively	483,000,000	—
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30 ,2021 and December 31, 2020, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at September 30, 2021 and	—	—
December 31, 2020
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,075,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,208	1,208
Additional paid-in capital	—	23,792
Accumulated deficit	(32,547,668)	(14,779)

Total shareholders’ (deficit) equity	(32,546,460)	10,221

Total Liabilities and Shareholders’ (Deficit) Equity	$483,987,885	$35,221

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

General and administrative expenses	$283,830	$1,513,445

Loss from operations	(283,830)	(1,513,445)
Other income (expense)
Change in fair value of derivative warrant liabilities	6,077,950	7,537,410
Financing costs—warrant liabilities	—	(734,320)
Interest income	13	47
Unrealized gain on investments held in Trust Account	6,216	40,207

Total other income (expense)	6,084,179	6,843,344

Net income	$5,800,349	$5,329,899

Weighted average Class A ordinary shares outstanding, basic and diluted	48,300,000	41,098,909

Basic and diluted net income per ordinary share, Class A	$0.10	$0.10

Weighted average Class B ordinary shares outstanding, basic and diluted	12,075,000	11,850,000

Basic and diluted net income per ordinary share, Class B	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	12,075,000	$1,208	$23,792	$(14,779)	$10,221
Excess purchase price above fair value of private placement warrants	—	—	—	—	1,383,265	—	1,383,265
Accrection on Class A ordinary shares subject to possible redemption	—	—	—	—	(1,407,057)	(37,862,788)	(39,269,845)
Net loss	—	—	—	—	—	(2,198,937)	(2,198,937)

Balance—March 31, 2021 (unaudited) (restated)	—	$—	12,075,000	$1,208	$—	$(40,076,504)	$(40,075,296)
Net income	—	—	—	—	—	1,728,487	1,728,487

Balance—June 30, 2021 (unaudited) (restated)	—	$—	12,075,000	$1,208	$—	$(38,348,017)	$(38,346,809)
Net income	—	—	—	—	—	5,800,349	5,800,349

Balance—September 30, 2021 (unaudited)	—	$—	12,075,000	$1,208	$—	$(32,547,668)	$(32,546,460)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$5,329,899
Change in fair value of derivative warrant liabilities	(7,537,410)
Financing costs—warrant liabilities	734,320
Unrealized gain on investments held in Trust Account	(40,207)
Changes in operating assets and liabilities:
Prepaid expenses	(746,446)
Accounts payable	21,558
Accrued expenses	20,287

Net cash used in operating activities	(2,217,999)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(483,000,000)

Net cash used in investing activities	(483,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	30,212
Repayment of note payable to related party	(135,000)
Proceeds received from initial public offering, gross	483,000,000
Proceeds received from private placement	12,324,495
Offering costs paid	(9,810,697)

Net cash provided by financing activities	485,409,010

Net increase in cash	191,011
Cash—beginning of the period	—

Cash—end of the period	$191,011

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$104,788
Reversal of accrued expenses	$25,000
Deferred legal fees	$250,000
Deferred underwriting commissions	$16,905,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1
-
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
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from December 23, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
7
).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,216,330 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $12.3 million (Note
5
).
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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
7
). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note
6
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern
As of September 30, 2021, the Company had approximately $191,000 in its operating bank account and working capital of approximately $836.000.
Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note
6
), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note
6
), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note
6
). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASC Topic
205-40,
“Basis of Presentation – Going Concern,” management has determined that the limited working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 9, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note 2. Restatement of Previously Issued Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on February 16, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).
Impact of the Restatement
The change in the carrying value of the Class A ordinary shares subject to possible redemption in the Post-IPO Balance Sheet resulted in a decrease of approximately $5.7 million in additional paid-in capital and an increase of approximately $37.8 million to accumulated deficit, as well as a reclassification of $43.6 million Class A ordinary shares from permanent equity to temporary equity.

As of February 9, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$486,762,576		$486,762,576
Total liabilities	$42,383,637		$42,383,637
Class A ordinary shares subject to redemption	439,378,930	43,621,070	483,000,000
Preference shares	—	—	—
Class A ordinary shares	436	(436)	—
Class B ordinary shares	1,208	—	1,208
Additional paid-in captial	5,780,890	(5,780,890)	—
Accumulated deficit	(782,525)	(37,839,744)	(38,622,269)
Total shareholders’ equity (deficit)	$5,000,009	$(43,621,070)	$(38,621,061)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$486,762,576	$—	$486,762,576
The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Quarterly Periods is presented below.
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$485,217,955		$485,217,955
Total liabilities	$42,293,251		$42,293,251
Class A ordinary shares subject to redemption	437,924,700	45,075,300	483,000,000
Preference shares	—	—	—
Class A ordinary shares	451	(451)	—
Class B ordinary shares	1,208	—	1,208
Additional paid-in captial	7,212,061	(7,212,061)	—
Accumulated deficit	(2,213,716)	(37,862,788)	(40,076,504)
Total shareholders’ equity (deficit)	$5,000,004	$(45,075,300)	$(40,075,296)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$485,217,955	$—	$485,217,955
The table below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Cash Flow used in Operating Activities	$(1,365,329)	$—	$(1,365,329)
Cash Flow used in Investing Activities	$(483,000,000)	$—	$(483,000,000)
Cash Flows provided by Financing Activities	$485,508,800	$—	$485,508,800
Supplemental Disclosure of Noncash Financing Activities
Offering costs included in accounts payable	$84,340	$—	$84,340
Offering costs included in accrued expenses	$85,450	$—	$85,450
Offering costs paid by related party under promissory note	$104,788	$—	$104,788
Reversal of accrued expenses	$25,000	$—	$25,000
Deferred legal fees	$250,000	$—	$250,000
Deferred underwriting commissions	$16,905,000	$—	$16,905,000
Initial value of Class A ordinary shares subject to possible redemption	$439,378,930	$(439,378,930)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(1,454,230)	$1,454,230	$—
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$484,399,219		$484,399,219
Total liabilities	$39,746,028		$39,746,028
Class A ordinary shares subject to redemption	439,653,190	43,346,810	483,000,000
Preference shares	—	—	—
Class A ordinary shares	433	(433)	—
Class B ordinary shares	1,208	—	1,208
Additional paid-in captial	5,483,589	(5,483,589)	—
Accumulated deficit	(485,229)	(37,862,788)	(38,348,017)
Total shareholders’ equity	$5,000,001	$(43,346,810)	$(38,346,809)
Total liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$484,399,219	$—	$484,399,219
The table below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Cash Flow used in Operating Activities	$(1,952,139)	$—	$(1,952,139)
Cash Flows used in Investing Activities	$(483,000,000)	$—	$(483,000,000)
Cash Flows provided by Financing Activities	$485,409,010	$—	$(485,409,010)
Supplemental Disclosure of Noncash Financing Activities
Offering costs included in accrued expenses	$70,000	$—	$(70,000)
Offering costs paid by related party under promissory note	$104,788	$—	$(104,788)
Reversal of accrued expenses	$25,000	$—	$(25,000)
Deferred legal fees	$250,000	$—	$(250,000)
Deferred underwriting commissions	$16,905,000	$—	$(16,905,000)
Initial value of Class A ordinary shares subject to possible redemption	$439,378,930	$(439,378,930)	$—
Change in value of Class A ordinary shares subject to possible redemption	$274,260	$(274,260)	$—
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary shares (redeemable)
	As Previously Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(2,198,937)	$—	$(2,198,937)
Weighted average shares outstanding	43,935,042	(17,160,042)	26,775,000
Basic and diluted earnings per share	$—	($0.06)	($0.06)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net income	$1,728,487	$—	$1,728,487
Weighted average shares outstanding	43,794,369	(4,505,631)	48,300,000
Basic and diluted earnings per share	$—	$0.03	$0.03
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(470,450)	$—	$(470,450)
Weighted average shares outstanding	43,844,893	(6,366,204)	37,478,689
Basic and diluted earnings per share	$—	($0.01)	($0.01)

	EPS for Class B ordinary shares (non-redeemable)
	As Previously Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(2,198,937)	$—	$(2,198,937)
Weighted average shares outstanding	13,865,976	(2,492,878)	11,373,098
Basic and diluted earnings per share	($0.16)	$0.10	($0.06)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net income	$1,728,487	$—	$1,728,487
Weighted average shares outstanding	16,580,631	(4,505,631)	12,075,000
Basic and diluted earnings per share	$0.10	($0.07)	$0.03
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(470,450)	$—	$(470,450)
Weighted average shares outstanding	15,230,803	(3,508,672)	11,722,131
Basic and diluted earnings per share	($0.03)	$0.02	($0.01)

Note 3—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
filed February 16, 2021. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to FASB ASC Topic 250,
Accounting Changes and Error Corrections
, and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $23.8 million increase to derivative liabilities and offsetting decrease to Class A ordinary shares subject to possible redemption to the February 9, 2021 balance sheet. There was no impact to the Company’s financial position, net losses or cash flows.
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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
Derivative Warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred in connection with the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 48,300,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC

740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net income ( loss) per ordinary share
The Company has two classes of shares issued and outstanding: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,876,330, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share, as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each ordinary share class:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$4,640,279	$1,160,070	$4,279,869	$1,050,030
Denominator:
Basic and diluted weighted average common shares outstanding	48,300,000	12,075,000	48,300,000	11,850,000

Basic and diluted net income per common share	$0.10	$0.10	$0.09	$0.09

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
4
-
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
Each Unit consists of one Class A ordinary share and
one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note
9
).
Note
5
—Related Party Transactions
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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the effective date of the Registration Statement, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services (including salaries). Upon the Company’s liquidation, the Company will cease paying these monthly fees. Upon completion of the Initial Business Combination, the Company will pay to such affiliate an amount equal to $20,000 multiplied by the number of whole months remaining between the date of the completion of the Initial Business Combination and the date that is 24 months from the closing of the Offering. The Company incurred approximately $60,000 and $160,000 in expenses in connection with such services during the three and nine months ended September 30, 2021, respectively, as reflected in the accompanying statement of operations and had nil included in accrued expenses-related party in connection with such services.
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
6
—Commitments and Contingencies
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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note
7
 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 48,300,000
Class A ordinary shares issued and outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$483,000,000
Proceeds from over-allotment	10,941,230
Less:
Offering costs allocated to Class A shares subject to possible redemption	(26,406,165)
Proceeds allocated to Public Warrants at issuance	(23,804,910)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	39,269,845

Class A ordinary shares subject to possible redemption	$483,000,000

Note
8
—Shareholders’ Equity
Preference Shares

-

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Ordinary Shares

-

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.
At September 30, 2021, there
were 48,300,000
shares issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7). There were no Class A ordinary shares issued or outstanding as of December 31, 2020
Class
 B Ordinary Shares

-

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 9, 2021, 10,062,500 Class B ordinary shares were issued and outstanding. On January 30, 2021, the Company effectuated a
5-for-6
stock split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. Of the 12,075,000 Class B ordinary shares outstanding, 1,575,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there were 12,075,000 Class B ordinary shares issued and outstanding.
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
Note
9
—Derivative Warrant Liabilities
As of September 30, 2021, the Company had 9,660,000 and 8,216,330 Public Warrants and Private Placement Warrants, respectively, outstanding. As of December 31, 2020, the Company did not have any Public Warrants or Private Placement Warrants outstanding
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.
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
Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the
30
-
trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
Note
10
—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$483,040,207	$—	$—
Liabilities:
Derivative warrant liabilities—public	$8,790,600	$—	$—
Derivative warrant liabilities—private	$—	$—	$7,476,860
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels for the nine months ended September 30, 2021.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the three and nine months ended September 30, 2021, the Company recognized a change to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $6.1 million and $7.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility for its Private Placement Warrants based on the implied volatility from the Company’s traded warrants and from historical volatility of select peer companies ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	February 9, 2021	As of September 30, 2021
Share price	$9.73	$9.73
Volatility	24.2%	18.2%
Expected life of the options to convert	6.18	5.71
Risk-free rate	0.65%	1.10%
Dividend yield	—	—
The change in the level 3 fair value of the derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 13, 2021 (inception)	$—
Issuance of Public and Private Warrants	23,804,910
Change in fair value of derivative warrant liabilities	1,221,950
Transfer of Public Warrants to Level 1	(13,524,000)

Derivative warrant liabilities at March 31, 2021	11,502,860
Change in fair value of derivative warrant liabilities	(1,232,450)

Derivative warrant liabilities at June 30, 2021	10,270,410
Change in fair value of derivative warrant liabilities	(2,793,550)

Derivative warrant liabilities at September 30, 2021	$7,476,860

Note 11—Subsequent Events
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
Our sponsor is RMG Sponsor III, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, we consummated our Initial Public Offering of 48,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 6,300,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $483.0 million, and incurring offering costs of approximately $27.1 million, of which approximately $16.9 million was for deferred underwriting commissions and $250,000 was for deferred legal fees (Note 7).
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 8,216,330 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $12.3 million (Note 5).
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
Going Concern
As of September 30, 2021, we had approximately $191,000 in our operating bank account, and working capital of approximately $836,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.
Our liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 6), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Basis of Presentation – Going Concern,” management has determined that the limited working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 9, 2023. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination (including the proposed Aurora Business Combination). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Results of Operations
Our entire activity since inception up to September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of approximately $5.8 million, resulting from a non-operating gain of approximately $6.1 million from the change in fair value of the derivative warrant liabilities and an unrealized gain on investments held in Trust of approximately $6,000, partially offset by approximately $284,000 in general and administrative costs.

For the nine months ended September 30, 2021, we had a net income of approximately $5.3 million, resulting from a non-operating gain of approximately $7.5 million from the change in fair value of the derivative warrant liabilities and an unrealized gain on investments held in Trust of approximately $40,000, partially offset by $1.5 million in general and administrative costs and financing costs associated with derivative warrant liabilities of approximately $734,000.
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
We incurred approximately $60,000 and $160,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for both the three and nine months ended September 30, 2021, respectively.
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
Critical Accounting Policies
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 48,300,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
Effective with upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital and accumulated deficit.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815 “Derivatives and hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We issued an aggregate of 9,660,000 Public Warrants as part of the Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 8,216,330 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants period
Net loss per ordinary shares
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,876,330, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic 470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic 815-40):
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

Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, has been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect too the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART II—OTHER INFORMATION
Item 1.Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 8, 2021 and in our prior Quarterly Reports on Form
10-Q.
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
As a result, included on our balance sheet as of March 31, 2021 contained in the March 31, 2021 Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification
815-40,
“Derivatives and Hedging—Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
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

Dated: November 22, 2021	RMG ACQUISITION CORP. III

	By:	/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer

27