Form 10-Q
period 2022-03-31
RMG Acquisition Corp. III
filed 2022-05-13
CIK 1838108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

RMG ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40013	98-1574120
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

57 Ocean, Suite 403, 5775 Collins Avenue Miami Beach, Florida		33140
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (786)
584-8352
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-fifth of one redeemable warrant	RMGCU	The Nasdaq Capital Market LLC
Class A Ordinary Shares included as part of the units	RMGC	The Nasdaq Capital Market LLC
Redeemable warrants included as part of the	RMGCW	The Nasdaq Capital Market LLC
units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 13
, 2022, 48,300,000 Class A ordinary shares, par value $0.0001 per share, and 12,075,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RMG ACQUISITION CORP. III
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2022

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
RMG ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$233,928	$93,599
Prepaid expenses	542,142	568,058

Total current assets	776,070	661,657
Investments held in Trust Account	483,060,748	483,012,312
Other assets	—	47,083

Total Assets	$483,836,818	$483,721,052

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$125,508	$73,405
Accrued expenses	420,127	90,287

Total current liabilities	545,635	163,692
Deferred legal fees	250,000	250,000
Deferred underwriting commissions	16,905,000	16,905,000
Convertible working capital loan – related party	369,113	—
Derivative warrant liabilities	7,890,620	14,301,100

Total liabilities	25,960,368	31,619,792
Commitments and Contingencies
Class A ordinary shares; 48,300,000 and no shares subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021, respectively	483,000,000	483,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,075,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,208	1,208
Additional paid-in capital	—	—
Accumulated deficit	(25,124,758)	(30,899,948)

Total shareholders’ deficit	(25,123,550)	(30,898,740)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$483,836,818	$483,721,052

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
General and administrative expenses	$689,613	$259,412

Loss from operations	(689,613)	(259,412)
Other income (expense)
Change in fair value of derivative liabilities	6,418,128	(1,221,950)
Financing costs - warrant liabilities	—	(734,320)
Interest income	—	19
Interest expense	(1,761)	—
Unrealized gain on investments held in Trust Account	48,436	16,726

Total other income (expense)	6,464,803	(1,939,525)

Net income (loss)	$5,775,190	$(2,198,937)

Weighted average Class A ordinary shares, basic and diluted	48,300,000	27,370,000

Basic and diluted net income (loss) per ordinary share, Class A	$0.10	$(0.06)

Weighted average Class B ordinary shares, basic and diluted	12,075,000	11,392,500

Basic and diluted net income (loss) per ordinary share, Class B	$0.10	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	12,075,000	$1,208	$—	$(30,899,948)	$(30,898,740)
Net incom e	—	—	—	—	—	5,775,190	5,775,190

Balance - March 31, 2022 (unaudited)	—	$—	12,075,000	$1,208	$—	$(25,124,758)	$(25,123,550)

For The Three Months Ended March 31, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	12,075,000	$1,208	$23,792	$(14,779)	$10,221
Excess purchase price a b ove fair value of private placement warrants	—	—	—	—	1,383,265	—	1,383,265
Accrection on Class A ordinary shares subject to possible redemption	—	—	—	—	(1,407,057)	(37,862,788)	(39,269,845)
Net income	—	—	—	—	—	(2,198,937)	(2,198,937)

Balance - March 31, 2021 (unaudited)	—	$—	12,075,000	$1,208	$—	$(40,076,504)	$(40,075,296)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$5,775,190	$(2,198,937)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(6,418,128)	1,221,950
Financing costs - warrant liabilities	—	734,320
Interest expense	1,761	—
Unrealized gain on investments held in Trust Account	(48,436)	(16,726)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	72,999	(1,047,537)
Accounts payable	52,103	(62,086)
Accrued expenses	329,840	3,687

Net cash used in operating activities	(234,671)	(1,365,329)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(483,000,000)

Net cash used in investing activities	—	(483,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	30,212
Repayment of note payable to related party	—	(135,000)
Proceeds from promissory note	375,000	—
Proceeds received from initial public offering, gross	—	483,000,000
Proceeds received from private placement	—	12,324,495
Offering costs paid	—	(9,710,907)

Net cash provided by financing activities	375,000	485,508,800

Net increase in cash	140,329	1,143,471
Cash - beginning of the period	93,599	—

Cash - end of the period	$233,928	$1,143,471

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$84,340
Offering costs included in accrued expenses	$—	$85,450
Offering costs paid by related party under promissory note	$—	$104,788
Deferred legal fees	$—	$250,000
Deferred underwriting commissions	$—	$16,905,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from December 23, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,216,330 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $12.3 million (Note 9).
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
The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)

Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
Going Concern
As of March 31, 2022, the Company had approximately $234,000 in its operating bank account and working capital of approximately $230,000. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 6), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of March 31, 2022 and December 31, 2021, there was $375,000 and $0, respectively, outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements — Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by February 9, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note
2-Summary
of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation
S-X
. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on
Form 10-K
filed by the Company with the SEC on March 31, 2022.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.
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
Working Capital Loan Option
On January 19, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principle of $375,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s condensed statements of operations each reporting period until the loan is repaid or converted. As of March 31, 2022, the fair value of the Working Capital Loan Option was $180
, see Note 9.
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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 48,300,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares issued and outstanding: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,876,330, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share, as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each ordinary share class.

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income (loss)	$4,620,152	$1,155,038	$(1,552,658)	$(646,279)
Denominator:
Basic and diluted weighted average common shares outstanding	48,300,000	12,075,000	27,370,000	11,392,500

Basic and diluted net income (loss) per common share	$0.10	$0.10	$(0.06)	$(0.06)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncement, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note
3-Initial
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
4-Related
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
On January 19, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Company. As of March 31, 2022, an aggregate of $375,000 had been funded under the loan agreement. At the option of the Sponsor, the outstanding principle of $375,000 may be converted into Conversion Warrants equal to the outstanding principle of the note divided by $1.50. Upon funding of the loan, the Company recognized the initial fair value of the Working Capital Loan Option of approximately $7,800 as a debt discount, which is classified as a component of the working capital loan and amortized to interest expense over the expected term of the loan. For the three months ended March 31, 2022, the Company amortized approximately $1,800 of the debt discount, classified as interest expense in the accompanying condensed statements of operations.
As of March 31, 2022, the Company had $375,000 borrowings outstanding under the Working Capital Loans. A reconciliation of the carrying value and the principal value, as of March 31, 2022, follows:

March 31, 2022
Principal value of convertible working capital loan	$375,000
Fair value of Working Capital Loan Option	180
Debt discount	(6,067)

Carrying value of convertible working capital loan - related party	$369,113

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
months from the closing of the Offering. The Company incurred approximately $60,000 and $40,000 in expenses in connection with such services during the three months ended March 31, 2022 and 2021, respectively, as reflected in the accompanying statements of operations and had nil included in accrued expenses-related party in connection with such services.
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
Note 5-Commitments & Contingencies
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Note 6- Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 48,300,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$483,000,000
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(26,406,165)
Proceeds allocated to Public Warrants at issuance	(12,863,680)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	39,269,845

Class A ordinary shares subject to possible redemption	$483,000,000

Note
7-Shareholders’
(Deficit) Equity
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. A
s of
 March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. A
s of
 March 31, 2022 and December 31, 2021, there were 48,300,000 shares issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 6).

Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 9, 2021,
10,062,500
Class B ordinary shares were issued and outstanding. On January 30, 2021, the Company effectuated a
5-for-6
stock split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. Of the 12,075,000 Class B ordinary shares outstanding, 1,575,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there were 12,075,000 Class B ordinary shares issued and outstanding.
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
Note
8-Derivative
Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had 9,660,000 and 8,216,330 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.
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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022:

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$483,060,748	$—	$—
Liabilities
Derivative liabilities - Public Warrants	$4,263,920	$—	$—
Derivative liabilities - Private Warrants	—	—	3,626,700
Working capital loan option	—	—	180
December 31, 2021:

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$483,012,312	$—	$—
Liabilities
Derivative liabilities - Public Warrants	$7,728,000	$—	$—
Derivative liabilities - Private Warrants	—	—	6,573,100
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three months ended March 31, 2022.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The Company’s Working Capital Loan Option is valued using a probability-weighted Black Scholes option pricing model. For the three months ended March 31, 2022 and 2021, the Company recognized a change to the statement of operations resulting from a decrease (increase) in the fair value of liabilities of approximately
$6.4 million and $(1.2
) million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
The estimated fair value of the Private Placement Warrants, Working Capital Loan Option and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility for its Private Placement Warrants based on the implied volatility from the Company’s traded warrants and from historical volatility of select peer companies ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:
Private Warrants

	March 31 ,	December 31,
	2022	2021
Share price	$9.80	$9.77
Volatility	6.8%	15.3%
Expected life of the options to convert	5.61	5.60
Risk-free rate	2.41%	1.32%
Dividend yield	—	—
Working Capital Loan Option

	January 20,	March 31,
	2022	2021
Strike price of debt conversion	$1.50	$1.50
Volatility	12.1%	6.8%
Expected life of the options to convert	5.82	5.63
Risk-free rate	1.68%	2.41%
Dividend yield	—	—
The change in the fair value of the Level 3 derivative warrant liabilities for the period from January 13, 2021 (inception) through March 31, 2022 is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Warrants	12,863,680	10,941,230	23,804,910
Transfer of Public Warrants to Level 1	(13,524,000)	—	(13,524,000)
Change in fair value of derivative warrant liabilities	660,320	(4,368,130)	(3,707,810)

Derivative warrant liabilities at December 31, 2021	—	6,573,100	6,573,100
Change in fair value of derivative warrant liabilities	—	(2,946,400)	(2,946,400)

Derivative warrant liabilities at March 31, 2022	$—	$3,626,700	$3,626,700

The change in the fair value of the Working Capital Loan Option measured with Level 3 inputs for the three months ended March 31, 2022 is summarized as follows:

Fair value at December 31, 2021	$—
Initial fair value of Working Capital Loan Option	7,828
Change in fair value of Working capital loan option	(7,648)

Fair value at March 31, 2022	$180

Note
10-Subsequent
Events
The Company has evaluated subsequent events and transactions occurring through the date the financial statement were issued. There are no such events requiring potential adjustment to or disclosure in the unaudited condensed financial statements and the Company has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes
forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act. We have based these forward-looking
statements on our current expectations and projections about future events. These forward-looking
statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking
statements. In some cases, you can identify
forward-looking
statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
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
Our sponsor is RMG Sponsor III, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, we consummated our Initial Public Offering of 48,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 6,300,000 additional Units to cover over- allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $483.0 million, and incurring offering costs of approximately $27.1 million, of which approximately $16.9 million was for deferred underwriting commissions and $250,000 was for deferred legal fees (Note 7).
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
Results of Operations
Our entire activity since inception through March 31, 2022 relates to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents and non-operating
income in the form of interest and investment income on investments held in Trust Account from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities and working capital loan at each reporting period.
For the three months ended March 31, 2022, we had a net income of approximately $5.8 million from changes in the value of derivative warrant liabilities of approximately $6.4 million and $48,000 gain on investments held in Trust Account partially offset by approximately $690,000 in general and administrative costs.
For the three months ended March 31, 2021, we had a net loss of approximately $2.2 million from changes in the value of derivative warrant liabilities of approximately $1.2 million, financing costs attributable to the warrant liabilities of approximately $734,000 and approximately $259,000 in general and administrative costs, which was partially offset by $17,000 gain on investments held in Trust Account.
Going Concern
As of March 31, 2022, we had approximately $234,000 in our operating bank account, and working capital of approximately $230,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.
Our liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 6), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 6). As of March 31, 2022 and December 31, 2021, there was $375,000 and $0, respectively, outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Basis of Presentation of Financial Statements — Going Concern,” we have management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If we are unable to complete a business combination by February 9, 2023 (unless such a period is extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an working capital loan and the administrative services agreement to pay our Sponsor $20,000 per month for office space, secretarial and administrative services provided to us.
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
We incurred approximately $60,000 and $40,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively.
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
Deferred Legal Fees
We entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded an aggregate of $250,000 in connection with such arrangement as deferred legal fees in the accompanying consolidated balance sheet.

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, has been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 8, 2021, in our Annual Report on Form
10-K
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
As a result, included on our balance sheet as of March 31, 2021 contained in the March 31, 2021 Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification
815-40,
“Derivatives and Hedging-Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Offerings
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 8,216,330 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $12.3 million.
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
We paid a total of approximately $9.7 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $16.9 million in underwriting discounts and commissions
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2022.

RMG ACQUISITION CORP. III

By:	/s/ Robert S. Mancini
Name:	Robert S. Mancini
Title:	Chief Executive Officer