Form 10-Q
period 2022-06-30
RMG Acquisition Corp. III
filed 2022-08-15
CIK 1838108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-fifth of one redeemable warrant	RMGCU	The Nasdaq Capital Market LLC
Class A Ordinary Shares included as part of the units	RMGC	The Nasdaq Capital Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	RMGCW	The Nasdaq Capital Market LLC
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
As of August
15,
2022, 48,300,000 Class A ordinary shares, par value $0.0001 per share, and 12,075,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RMG ACQUISITION CORP. III
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2022

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
RMG ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$139,198	$93,599
Prepaid expenses	378,141	568,058

Total current assets	517,339	661,657
Investments held in Trust Account	483,685,955	483,012,312
Other assets	—	47,083

Total Assets	$484,203,294	$483,721,052

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$142,835	$73,405
Accrued expenses	417,620	90,287

Total current liabilities	560,455	163,692
Deferred legal fees	250,000	250,000
Deferred underwriting commissions	16,905,000	16,905,000
Convertible working capital loan—related party	496,393	—
Derivative warrant liabilities	1,430,100	14,301,100

Total liabilities	19,641,948	31,619,792
Commitments and Contingencies
Class A ordinary shares; 48,300,000 and no shares subject to possible redemption at $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	483,585,955	483,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,075,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,208	1,208
Additional paid-in capital	—	—
Accumulated deficit	(19,025,817)	(30,899,948)

Total shareholders’ deficit	(19,024,609)	(30,898,740)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$484,203,294	$483,721,052

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$425,561	$970,203	$1,115,174	$1,229,615

Loss from operations	(425,561)	(970,203)	(1,115,174)	(1,229,615)
Other income (expense)
Change in fair value of derivative liabilities	6,460,625	2,681,410	12,878,753	1,459,460
Financing costs—warrant liabilities	—	—	—	(734,320)
Interest income	—	15	—	34
Interest expense	(2,385)	—	(4,146)	—
Unrealized gain on investments held in Trust Account	652,217	17,265	700,653	33,991

Total other income (expense)	7,110,457	2,698,690	13,575,260	759,165

Net income (loss)	$6,684,896	$1,728,487	$12,460,086	$(470,450)

Weighted average Class A ordinary shares, basic and diluted	48,300,000	48,300,000	48,300,000	37,478,689

Basic and diluted net income (loss) per ordinary share, Class A	$0.11	$0.03	$0.21	$(0.01)

Weighted average Class B ordinary shares, basic and diluted	12,075,000	12,075,000	12,075,000	11,722,131

Basic and diluted net income (loss) per ordinary share, Class B	$0.11	$0.03	$0.21	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three and Six Months Ended June 30, 2022
	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	12,075,000	$1,208	$—	$(30,899,948)	$(30,898,740)
Net income	—	—	—	—	—	5,775,190	5,775,190

Balance—March 31, 2022 (unaudited)	—	$—	12,075,000	$1,208	$—	$(25,124,758)	$(25,123,550)
Increase in redemption value of Class A ordinary shares subject to possible redemptio n	—	—	—	—	—	(585,955)	(585,955)
Net income	—	—	—	—	—	6,684,896	6,684,896

Balance—June 30, 2022 (unaudited)	—	$—	12,075,000	$1,208	$—	$(19,025,817)	$(19,024,609)

	For The Three and Six Months Ended June 30, 2021
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	12,075,000	$1,208	$23,792	$(14,779)	$10,221
Excess purchase price above fair value of private placement warrant s	—	—	—	—	1,383,265	—	1,383,265
Accrection on Class A ordinary shares subject to possible redemption	—	—	—	—	(1,407,057)	(37,862,788)	(39,269,845)
Net income	—	—	—	—	—	(2,198,937)	(2,198,937)

Balance—March 31, 2021 (unaudited)	—	$—	12,075,000	$1,208	$—	$(40,076,504)	$(40,075,296)
Net income	—	—	—	—	—	1,728,487	1,728,487

Balance—June 30, 2021 (unaudited)	—	$—	12,075,000	$1,208	$—	$(38,348,017)	$(38,346,809)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$12,460,086	$(470,450)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(12,878,753)	(1,459,460)
Financing costs—warrant liabilities	—	734,320
Interest expense	4,146	—
Unrealized gain on investments held in Trust Account	(700,653)	(33,991)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	237,000	(898,136)
Accounts payable	69,430	6,804
Accrued expenses	327,333	168,774

Net cash used in operating activities	(481,411)	(1,952,139)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(483,000,000)
Cash withdrawn from Trust Account	27,010	—

Net cash used in investing activities	27,010	(483,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	30,212
Repayment of note payable to related party	—	(135,000)
Proceeds from convertible working capital loan	500,000	—
Proceeds received from initial public offering, gross	—	483,000,000
Proceeds received from private placement	—	12,324,495
Offering costs paid	—	(9,810,697)

Net cash provided by financing activities	500,000	485,409,010

Net increase in cash	45,599	456,871
Cash—beginning of the period	93,599	—

Cash—end of the period	$139,198	$456,871

Supplemental disclosure of noncash investing and financing activities:
Increase in redemption value of Class A ordinary shares subject to possible redemption	$585,955	$—
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$104,788
Deferred legal fees	$—	$250,000
Deferred underwriting commissions	$—	$16,905,000
Reversal of accrued expenses	$—	$25,000
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
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from December 23, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Going Concern
As of June 30, 2022, the Company had approximately $139,000 in its operating bank account and a working capital deficit of approximately $43,000. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 6), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of June 30, 2022 and December 31, 2021, there was $500,000 and $0, respectively, outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by February 9, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note
2-Summary
of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation
S-X
. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022.
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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Working Capital Loan Option
On January 19, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principle of $500,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s condensed statements of operations each reporting period until the loan is repaid or converted. As of June 30, 2022, the fair value of the Working Capital Loan Option was $132, see Note 9.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 48,300,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares issued and outstanding: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,876,330, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share, as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each ordinary share class.

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$5,347,917	$1,336,979	$9,968,069	$2,492,017
Denominator:
Basic and diluted weighted average common shares outstanding	48,300,000	12,075,000	48,300,000	12,075,000

Basic and diluted net income per common share	$0.11	$0.11	$0.21	$0.21

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income (loss)	$1,382,790	$345,697	$(358,365)	$(112,085)
Denominator:
Basic and diluted weighted average common shares outstanding	48,300,000	12,075,000	37,478,689	11,722,131

Basic and diluted net income (loss) per common share	$0.03	$0.03	$(0.01)	$(0.01)

Recent Accounting Pronouncements
The Company’s management does not beli
e
ve that any recently issued, but not yet effective, accounting pronouncement, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On January 19, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Company. As of June 30, 2022, an aggregate of $500,000 had been funded under the loan agreement. At the option of the Sponsor, the outstanding principle of $500,000 may be converted into Conversion Warrants equal to the outstanding principle of the note divided by $1.50. Upon funding of the loan, the Company recognized the initial fair value of the Working Capital Loan Option of approximately $7,900 as a debt discount, which is classified as a component of the working capital loan and amortized to interest expense over the expected term of the loan. For the three and six months ended June 30, 2022, the Company amortized approximately $2,400 and $4,200, respectively, of the debt discount, classified as interest expense in the accompanying condensed statements of operations.
As of June 30, 2022, the Company had $500,000 borrowings outstanding under the Working Capital Loans. A reconciliation of the carrying value and the principal value, as of June 30, 2022, follows:

June 30, 2022
Principal value of convertible working capital loan	$500,000
Fair value of Working Capital Loan Option	132
Debt discount	(3,739)

Carrying value of convertible working capital loan—related party	$496,393

Administrative Services Agreement
Commencing on the effective date of the Registration Statement, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services (including salaries). Upon the Company’s liquidation, the Company will cease paying these monthly fees. Upon completion of the Initial Business Combination, the Company will pay to such affiliate an amount equal to $20,000 multiplied by the number of whole months remaining between the date of the completion of the Initial Business Combination and the date that is 24 months from the closing of the Offering. The Company incurred approximately $60,000 and $60,000 in expenses in connection with such services during the three months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying statements of operations. The Company incurred approximately $120,000 and $100,000 in expenses in connection with such services during the six months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying statements of operations. The Company had nil included in accrued expenses-related party in connection with such services as of June 30, 202
2 and December 31, 2021
.
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
Note
6-
Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 48,300,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$483,000,000
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(26,406,165)
Proceeds allocated to Public Warrants at issuance	(12,863,680)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	39,269,845
Increase in redemption value of Class A ordinary shares subject to possible redem	585,955
Class A ordinary shares subject to possible redemption	$483,585,955

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
7-Shareholders’
(Deficit) Equity
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 48,300,000 shares issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 9, 2021, 10,062,500 Class B ordinary shares were issued and outstanding. On January 30, 2021, the Company effectuated a
5-for-6
stock split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. Of the 12,075,000 Class B ordinary shares outstanding, 1,575,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there were 12,075,000 Class B ordinary shares issued and outstanding.
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
Note
8-Derivative
Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had 9,660,000 and 8,216,330 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.
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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022:

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$483,685,955	$—	$—
Liabilities
Derivative liabilities—Public Warrants	$772,800	$—	$—
Derivative liabilities—Private Warrants	—	—	657,300
Working capital loan option	—	—	132
December 31, 2021:

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$483,012,312	$—	$—
Liabilities
Derivative liabilities—Public Warrants	$7,728,000	$—	$—
Derivative liabilities—Private Warrants	—	—	6,573,100
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the six months ended June 30, 2022.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The Company’s Working Capital Loan Option is valued using a probability-weighted Black Scholes option pricing model. For the three months ended June 30, 2022 and 2021, the Company recognized a change to the statement of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $6.5 million and $2.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a change to the statement of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $12.9 million and $1.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:
Private Warrants

	June 30, 2022	December 31, 2021
Share price	$9.83	$9.77
Volatility	6.8%	15.3%
Expected life of the options to convert	5.54	5.60
Risk-free rate	3.02%	1.32%
Dividend yield	—	—
Working Capital Loan Option

	January 20, 2022	June 30, 202 2
Strike price of debt conversion	$1.50	$1.50
Volatility	12.1%	6.8%
Expected life of the options to convert	5.82	5.56
Risk-free rate	1.68%	3.02%
Dividend yield	—	—

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the period from January 13, 2021 (inception) through June 30, 2022 is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Warrants	12,863,680	10,941,230	23,804,910
Transfer of Public Warrants to Level 1	(13,524,000)	—	(13,524,000)
Change in fair value of derivative warrant liabilities	660,320	(4,368,130)	(3,707,810)

Derivative warrant liabilities at December 31, 2021	—	6,573,100	6,573,100
Change in fair value of derivative warrant liabilities	—	(2,946,400)	(2,946,400)

Derivative warrant liabilities at March 31, 2022	—	3,626,700	3,626,700
Change in fair value of derivative warrant liabilities	—	(2,969,400)	(2,969,400)

Derivative warrant liabilities at June 30, 2022	$—	$657,300	$657,300

The change in the fair value of the Working Capital Loan Option measured with Level 3 inputs for the six months ended June 30, 2022 is summarized as follows:

Balance at December 31, 2021	$—
Initial fair value of the Working Capital Loan Option	7,828
Change in fair value	(7,648)

Balance at March 31, 2022	180
Initial fair value of the Working Capital Loan Option	57
Change in fair value	(105)

Balance at June 30, 2022	$132

Note
10-Subsequent
Events
The Company has evaluated subsequent events and transactions occurring through the date the financial statement were issued. Based upon this review, there are no such events requiring potential adjustment to or disclosure in the unaudited condensed financial statements, except as described below.
On July 27, 2022, the Company entered into a non-interest bearing $475,000 promissory note with the Sponsor. The promissory note is due upon the consummation a business combination, if no business combination is consummated the note will not be repaid.

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
Results of Operations
For the three months ended June 30, 2022, we had net income of approximately $6.7 million principally from the change in the value of derivative warrant liabilities of approximately $6.5 million, due to the decrease in warrant fair value due to market conditions, as well as the nearing liquidation date of February 9, 2023. The $652,000 unrealized gain on investments held in Trust Account was partially offset by approximately $426,000 in general and administrative costs.
For the three months ended June 30, 2021, we had net income of approximately $1.7 million, from $2.7 million from the change in fair value of the derivative warrant liabilities and unrealized gain on investments held in Trust of approximately $17,000, partially offset by approximately $970,000 in general and administrative costs.
For the six months ended June 30, 2022, we had net income of approximately $12.5 million principally from the change in the value of derivative warrant liabilities of approximately $12.9 million. The $701,000 unrealized gain on investments held in Trust Account was more than offset by approximately $1.1 million in general and administrative costs.
For the six months ended June 30, 2021, we had a net loss of approximately $470,000, from $1.5 million from the change in fair value of the derivative warrant liabilities and unrealized gain on investments held in Trust of approximately $34,000, partially offset by financing costs of approximately $734,000 and approximately $1.2 million in general and administrative costs.
Going Concern
As of June 30, 2022, we had approximately $139,000 in our operating bank account, and a working capital deficit of approximately $43,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.
Our liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 6), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 6). As of June 30, 2022 and December 31, 2021, there was $500,000 and $0, respectively, outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Basis of Presentation of Financial Statements—Going Concern,” we have management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If we are unable to complete a business combination by February 9, 2023 (unless such a period is extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
We incurred approximately $60,000 and $60,000 in expenses in connection with such services during the three months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying statements of operations. We incurred approximately $120,000 and $100,000 in expenses in connection with such services during the six months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying statements of operations. We had nil included in accrued expenses-related party in connection with such services as of June 30, 2022.

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
Deferred Legal Fees
We entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded an aggregate of $250,000 in connection with such arrangement as deferred legal fees in the accompanying consolidated balance sheet.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, has been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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
We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this
15
th day of August, 2022.

RMG ACQUISITION CORP. III

By:	/s/ Robert S. Mancini
Name:	Robert S. Mancini
Title:	Chief Executive Officer