Form 10-K
period 2022-12-31
RMG Acquisition Corp. III
filed 2023-04-18
CIK 1838108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):     Yes  ☒    No  ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY
As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal
quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $475,272,000.
As of April 17, 2023, there were 918,402 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 12,075,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

RMG ACQUISITION CORP. III

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

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

ii

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

iii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to RMG Acquisition Corp. III, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RMG Sponsor III, LLC, a Delaware limited liability company. References to our “initial shareholders” refer to our Sponsor.

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

On January 11, 2023, at an extraordinary general meeting of shareholders, the Company’s shareholders voted to approve an amendment to the amended and restated memorandum and articles of association (the “Extension Proposal”) to extend the date by which the Company must complete a business combination from February 9, 2023, to May 9, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, to elect to further extend the date to consummate a business combination up to three times by an additional month each time after the Extended Date, upon two days’ advance notice prior to the applicable deadline, for a total of up to six months, to August 9, 2023, if the Company has entered into a definitive business combination agreement (the “Extension”). In connection with the Extension, a total of 260 shareholders elected to redeem an aggregate of 47,381,598 Class A ordinary shares, representing approximately 98.10% of our issued and outstanding Class A ordinary shares, for an aggregate of approximately $478,003,632 in cash.

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

If we are unable to complete a Business Combination by May 9, 2023, or, if we have entered into a definitive business combination agreement, August 9, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable, expenses relating to the administration of the trust account, amounts withdrawn to fund the Company’s working capital requirements and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period (as defined herein), or by the applicable deadline as may be further extended.

Recent Developments

Extension of Date to Consummate a Business Combination

The Company’s amended and restated memorandum and articles of association previously provided that the Company had until February 9, 2023 to complete a Business Combination. On January 11, 2023, at an extraordinary general meeting of shareholders, the Company’s shareholders voted to approve an amendment to the amended and restated memorandum and articles of association (the “Extension Proposal”) to extend the date by which the Company must complete a business combination from February 9, 2023, to May 9, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, to elect to further extend the date to consummate a business combination up to three times by an additional month each time after the Extended Date, upon two days’ advance notice prior to the applicable deadline, for a total of up to six months, to August 9, 2023, if the Company has entered into a definitive business combination agreement (the “Extension”). In connection with the Extension, a total of 260 shareholders elected to redeem an aggregate of 47,381,598 Class A ordinary shares, representing approximately 98.10% of our issued and outstanding Class A ordinary shares, for an aggregate of approximately $478,003,632 in cash.

Entry into LOI

On January 4, 2023, we issued a press release and filed a Current Report on Form 8-K announcing that we had entered into a non-binding letter of intent (“LOI”) for a business combination with H2B2 Electrolysis Technologies (“H2B2” or the “Target”), a vertically integrated provider of hydrogen energy systems, services, and equipment.

Under the terms of the LOI, the Company and H2B2 would be become a combined entity, with H2B2’s existing equity holders continuing to hold substantially all of their equity in the combined public company. We expect to announce additional details regarding the proposed business combination when a definitive merger agreement is executed, which is expected in the first half of 2023.

Completion of a business combination with the Target is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein and approval of the transaction by the board and shareholders of both the Company and the H2B2. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

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

Additional Disclosures

Mr. Carpenter, Mr. Mancini, and Mr. Kassin founded RMG Acquisition Corp. (“RMG I”), a special purpose acquisition company that completed its initial public offering in February 2019. Mr. Carpenter served as Chairman of the board of directors of RMG I, Mr. Mancini served as Chief Executive Officer and director of RMG I, Mr. Kassin served as President, Chief Operating Officer and director of RMG I, and Mr. Sima served as a consultant, functioning as Treasurer and Controller as well as having been a member of RMG I’s deal execution team. RMG I completed its initial public offering and full exercise of the underwriter’s over-allotment option in February 2019, in which it sold 23,000,000 units, each consisting of one RMG I Class A ordinary share and one-third of one warrant to purchase one RMG I Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $230,000,000. In December 2020, RMG I completed a business combination with Romeo Systems, Inc. (“Romeo Power”). The combined company was listed on the NYSE under the ticker symbol “RMO.” In October 2022 Romeo Power was acquired by Nikola Corporation.

Riverside Management Group acted as an advisor to Property Solutions Acquisition Corp. in connection with the consummation of its business combination with FF Intelligent Mobility Global Holdings Ltd., a California-based company that designs and engineers next-generation smart electric connected vehicles. The combined company, named “Faraday Future Intelligent Electric Inc.” has its common stock and warrants trading on the Nasdaq Stock Market under the ticker symbols “FFIE” and “FFIEW”, respectively.

Mr. Carpenter, Mr. Mancini, and Mr. Kassin also founded RMG Acquisition Corp. II (“RMG II”), a special purpose acquisition company. Mr. Carpenter served as Chairman of the board of directors of RMG II, Mr. Mancini served as Chief Executive Officer and director of RMG II, Mr. Kassin served as President, Chief Operating Officer and director of RMG II, and Mr. Sima served as Chief Financial Officer of RMG II. RMG II completed its initial public offering and full exercise of the underwriter’s over-allotment option in December 2020, in which it sold 34,500,000 units, each consisting of one RMG II Class A ordinary share and one-third of one warrant to purchase one RMG II Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $345,000,000. In August 2021, RMG II completed a business combination with ReNew Power Energy Global (“ReNew”). The combined company is listed on the Nasdaq under the ticker symbol “RNW.” Mr. Kassin serves as a member of the board of directors of ReNew, and Mr. Sima serves as an advisor to ReNew.

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

Certain of our officers and directors are employed by or affiliated with various investment funds. Such funds and individuals are continuously made aware of potential investment opportunities, one or more of which we may individuals are continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination.

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

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial Business Combination. As a result, we would not need any of the 918,402 outstanding public shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted) given our initial shareholders’ 12,075,000 founder shares and such initial shareholders’ agreements with the Company to vote such Founder Shares to approve the Business Combination. Our initial shareholders own shares representing approximately 92.9% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial Business Combination, we will not need the approval of our Class A ordinary shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

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

The reduced size of our Trust Account may make it more difficult for us to complete an initial Business Combination.

On January 11, 2023, we held an extraordinary general meeting of shareholders to vote on the Extension Proposal. In connection with the Extension Proposal, shareholders elected to redeem 47,381,598 Ordinary Shares, which represents approximately 98.10% of the shares that were part of the units that were sold in our Initial Public Offering. After giving effect to such redemptions, approximately $9,265,189.63 remained in the Trust Account. The resulting reduction of the amount available to us in the Trust Account may make us a less attractive partner for a target and also may make it more difficult for us to complete an initial Business Combination on commercially acceptable terms or at all.

There are no assurances that the Extension will enable us to complete a Business Combination.

Even though the Extension was approved, we can provide no assurances that our initial Business Combination will be consummated prior to the end of the Combination Period. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control.

In connection with the Extension, a total of 260 shareholders elected to redeem an aggregate of 47,381,598 Class A ordinary shares, representing approximately 98.10% of our issued and outstanding Class A ordinary shares, for an aggregate of approximately $478,003,632 in cash. As of March 28, 2023, we had cash items in the Trust Account of $10,654,607.41.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by May 9, 2023, or August 9, 2023, if the Company has entered into a definitive business combination agreement. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the Combination Period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may extend our time period to consummate our initial Business Combination for an additional three months and accordingly have until August 9, 2023, to consummate a business combination without submitting such proposed extension to our shareholders for approval or offering our public shareholders redemption rights in connection therewith.

On January 11, 2023, at an extraordinary general meeting of shareholders, our shareholders voted to approve an amendment to our amended and restated memorandum and articles of association to extend the date by which we must complete a business combination from February 9, 2023, to May 9, 2023, and to allow the Company, without another shareholder vote, to elect to further extend the date to consummate a business combination up to three times by an additional month each time after the May 9, 2023, upon two days’ advance notice prior to the applicable deadline, for a total of up to six months, to August 9, 2023, if we have entered into a definitive business combination agreement. If we have entered into a definitive business combination agreement, we may effectuate such extension, beyond May 9, 2023, without submitting such proposed extension to our shareholders for approval or offering our public shareholders redemption rights in connection with the proposed extension.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

According to the terms of our amended and restated memorandum and articles of association, we must complete our initial Business Combination by May 9, 2023 or, if we have entered into a definitive business combination agreement, August 9, 2023. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, factors such as increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all could limit our ability to complete our initial Business Combination, and other events (such as terrorist attacks, natural disasters or significant outbreaks of infectious disease) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable, expenses relating to the administration of the Trust Account, amounts withdrawn to fund the Company’s working capital requirements and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only approximately $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. The purpose of such purchases could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

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

If our working capital is insufficient to allow us to operate until at least the end of the Combination Period, we may be unable to complete our initial Business Combination.

On January 19, 2022, the Sponsor agreed to loan us up to $500,000 pursuant to an unsecured, non-interest bearing promissory note to be used for a portion of the expenses of the Company. On July 27, 2022, the Sponsor agreed to loan us up to $475,000 pursuant to an unsecured, non-interest bearing promissory note. The notes are due upon consummation of our Business Combination, without interest. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. We expect to incur additional indebtedness to the Sponsor, on substantially similar terms, to finance our operating costs until the completion of our initial Business Combination. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our affiliates are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses.

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

As a result, included on the balance sheet as of December 31, 2022, accompanying this Annual Report, are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging-Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As a result of such material weakness, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, the Company had cash outside the Trust Account of $22,339, available for working capital needs, and a working capital deficit of approximately $1.1 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial Business Combination. We plan to address this need for capital through working capital loans from the Sponsor. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate the initial public offering or our inability to continue as a going concern.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which will reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account were, following the consummation of our Initial Public Offering, held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds previously held in the Trust Account and to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay taxes, if any, and certain other expenses as permitted. The decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items will likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate.

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

If we have not completed our initial Business Combination by May 9, 2023, or such later date as may be extended by the Company pursuant to the amended and restated memorandum and articles of association, our public shareholders may be forced to wait beyond May 9, 2023 before redemption from our Trust Account.

If we have not completed our initial Business Combination by May 9, 2023, or such later date as may be extended by the Company pursuant to the amended and restated memorandum and articles of association, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable, expenses relating to the administration of the Trust Account, amounts withdrawn to fund the Company’s working capital requirements and up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (As Revised) of the Cayman Islands (the “Companies Law”). In that case, investors may be forced to wait beyond May 9, 2023, or such later date as may be extended by the Company pursuant to the amended and restated memorandum and articles of association, before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of March 31, 2023, there were 499,081,598 and 37,925,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preferred shares issued and outstanding.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Certain of our officers and directors also serve as officers and/or board members for other entities, including those described under “Item 10 — Directors, Executive Officer and Corporate Governance - Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

The founder shares are identical to the ordinary shares included in the Units being sold in the Initial Public Offering except that: (1) the founder shares are subject to certain transfer restrictions; (2) our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by May 9, 2023 or, if we have entered into a definitive business combination agreement, August 9, 2023, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial Business Combination by May 9, 2023 or, if we have entered into a definitive business combination agreement, August 9, 2023 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (3) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (4) the founder shares are entitled to registration rights. If we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Combination Period nears, which is the deadline for the completion of our initial Business Combination.

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

We anticipate that we will be able to complete only one Business Combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in person or by proxy at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 92.9% of our outstanding ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our initial shareholders hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 92.9% of our issued and outstanding ordinary shares. As a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of directors, amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, we may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of our initial Business Combination. In addition, our Board, whose members were elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors appointed in each year. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial Business Combination. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

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

We have issued and outstanding warrants to purchase 9,660,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 8,216,330 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders currently hold 12,075,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our operations are dependent upon a relatively small group of individuals and in particular, Robert S. Mancini - our Chief Executive Officer and one of our directors, D. James Carpenter - our Chairman and one of our directors, Philip Kassin - our Chief Operating Officer, President, Secretary and one of our directors, and Wesley Sima, our Chief Financial Officer. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10 — Directors, Executive Officer and Corporate Governance-Conflicts of Interest” and “Item 13 — Certain Relationships and Related Transactions, and Director Independence-Administrative Services Agreement.”

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by May 9, 2023 or, if we have entered into a definitive business combination agreement, August 9, 2023, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an initial Business Combination by May 9, 2023 or, if we have entered into a definitive business combination agreement, August 9, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be, listed on Nasdaq prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum of 300 round lot holders. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time. Because public shareholders elected to redeem an aggregate of 47,381,598 Class A ordinary shares, representing approximately 98.10% of our issued and outstanding Class A ordinary shares, in connection with the Extension, there is an increased likelihood that we may fail to satisfy the minimum shareholders’ equity and round lot holders thresholds imposed by Nasdaq.

In addition, on October 21, 2022, Mr. W. Grant Gregory, a Class II director and member of the Nominating and Corporate Governance Committee of our Board of Directors (the “Board”) notified us of his decision to resign as a member of the Board and the Nominating and Corporate Governance Committee of the Board, effective as of October 21, 2022.

After giving effect to Mr. Gregory’s resignation, the Board no longer has a majority of independent directors as required by Nasdaq Marketplace Rule 5605(b)(1). The Company informed Nasdaq of the foregoing and received, on October 26, 2022, a notice from Nasdaq regarding its non-compliance with this rule. The Nasdaq notice stated that the Nasdaq Marketplace Rules have a cure period for the majority independent board requirement, which gives the Company until the earlier of the Company’s next annual meeting of shareholders or October 21, 2023 to regain compliance. The Company intends to timely regain compliance with the rule.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants are listed on Nasdaq, and our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

Risks Associated with Acquiring and Operating a Business in Foreign Countries

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

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

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

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

General Risk Factors

We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated exempted company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates, including RMG I and RMG Acquisition Corporation II, may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their respective affiliates, including RMG I and RMG II, is presented for informational purposes only. Past performance by our management team and their respective affiliates, including RMG I and RMG II, is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their respective affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may be a passive foreign investment company (a “PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or warrants (a “U.S. Holder”), the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception.

Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2022, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

Item 4	Mine Safety Disclosures.

None.

PART II.

Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

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

As of March 28, 2023, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds From Registered Offerings

Unregistered Sales

In December 2020, our Sponsor paid an aggregate of $25,000 to cover certain expenses on our behalf in exchange for issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”). On January 30, 2021, the Company effectuated a 5-for-6 share split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,575,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on February 9, 2021; thus, the 1,575,000 Founder Shares were no longer subject to forfeiture.

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

Upon the closing of the Initial Public Offering and the Private Placement, $483.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and has been invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

On January 11, 2023, at an extraordinary general meeting of shareholders, the Company’s shareholders voted to approve an amendment to the amended and restated memorandum and articles of association (the “Extension Proposal”) to extend the date by which the Company must complete a business combination from February 9, 2023, to May 9, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, to elect to further extend the date to consummate a business combination up to three times by an additional month each time after the Extended Date, upon two days’ advance notice prior to the applicable deadline, for a total of up to six months, to August 9, 2023, if the Company has entered into a definitive business combination agreement (the “Extension”). In connection with the Extension, a total of 260 shareholders elected to redeem an aggregate of 47,381,598 Class A ordinary shares, representing approximately 98.10% of our issued and outstanding Class A ordinary shares, for an aggregate of approximately $478,003,632 in cash.

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

If we are unable to complete a Business Combination by May 9, 2023 or, if we have entered into a definitive business combination agreement, August 9, 2023, (the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable, expenses relating to the administration of the Trust Account, amounts withdrawn to fund the Company’s working capital requirements and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period, or by the applicable deadline as may be extended.

Recent Developments

Extension of Date to Consummate a Business Combination

The Company’s amended and restated memorandum and articles of association previously provided that the Company had until February 9, 2023 to complete a business combination. On January 11, 2023, at an extraordinary general meeting of shareholders, the Company’s shareholders voted to approve an amendment to the amended and restated memorandum and articles of association (the “Extension Proposal”) to extend the date by which the Company must complete a business combination from February 9, 2023, to May 9, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, to elect to further extend the date to consummate a business combination up to three times by an additional month each time after the Extended Date, upon two days’ advance notice prior to the applicable deadline, for a total of up to six months, to August 9, 2023, if the Company has entered into a definitive business combination agreement (the “Extension”). In connection with the Extension, a total of 260 shareholders elected to redeem an aggregate of 47,381,598 Class A ordinary shares, representing approximately 98.10% of our issued and outstanding Class A ordinary shares, for an aggregate of approximately $478,003,632 in cash.

Entry into LOI

On January 4, 2023, we issued a press release and filed a Current Report on Form 8-K announcing that we had entered into a non-binding letter of intent (“LOI”) for a business combination with H2B2 Electrolysis Technologies (“H2B2” or the “Target”), a vertically integrated provider of hydrogen energy systems, services, and equipment.

Under the terms of the LOI, the Company and H2B2 would be become a combined entity, with H2B2’s existing equity holders continuing to hold substantially all of their equity in the combined public company. We expect to announce additional details regarding the proposed business combination when a definitive merger agreement is executed, which is expected in the first half of 2023.

Completion of a business combination with the Target is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein and approval of the transaction by the board and shareholders of both the Company and the H2B2. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

Going Concern

As of December 31, 2022, we had approximately $22,000 in our operating bank account, and a working capital deficit of approximately $1.1 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may provide us Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there was $500,000 and $0, respectively, outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation of Financial Statements-Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If we are unable to complete a business combination by May 9, 2023 or, if we have entered into a definitive business combination agreement, August 9, 2023 (unless such a period is further extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 9, 2023 or, if we have entered into a definitive business combination agreement, August 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2022, we had net income of approximately $15.9 million, resulting from a non-operating gain of approximately $13.8 million from the change in fair value of the derivative warrant liabilities and an unrealized gain on investments held in the Trust Account of approximately $4.3 million, partially offset by approximately $2.2 million in general and administrative costs.

For the year ended December 31, 2021, we had net income of approximately $7.0 million, resulting from a non-operating gain of approximately $9.5 million from the change in fair value of the derivative warrant liabilities and an unrealized gain on investments held in the Trust Account of approximately $50,000, partially offset by approximately $1.8 million in general and administrative costs and approximately $734,000 in financing costs associated with our derivative warrant liabilities.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than working capital loans and the administrative services agreement to pay our Sponsor $20,000 per month for office space, secretarial and administrative services provided to us.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, we agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services (including salaries). Upon our liquidation, we will cease paying these monthly fees. Upon completion of the Initial Business Combination, we will pay to such affiliate an amount equal to $20,000 multiplied by the number of whole months that have elapsed between the date of the completion of the Initial Business Combination and the closing of the Initial Public Offering.

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

We incurred approximately $240,000 and $220,000 in general and administrative expenses in the accompanying statements of operations for years ended December 31, 2022 and 2021, respectively. We had $120,000 and $0 included in accrued expenses-related party in connection with such services as of December 31, 2022 and 2021, respectively.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 6,300,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised its over-allotment option in full on February 9, 2021.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of December 31, 2022 and 2021, the Company recorded an aggregate of $250,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Other Contractual Agreements

In December 2022, we engaged a capital market advisor to assist with the completion of the business combination. We agreed to pay the advisor $250,000 in cash and $250,000 paid in equivalent dollar amount in common stock, solely in the event that we complete a Business Combination. As of December 31, 2022, we determined that a Business Combination is not considered probable. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the advisor may be accounted for as an expense in the period the liability is recorded.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has identified the critical accounting estimates contained in Note 2 of our financial statements.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Reference is made to Pages 51 through 71 comprising a portion of this Report.

RMG ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Opinion on the Financial Statements
We have audited the accompanying balance sheets of (the “Company”) as of December 31, 2022 and 2021, the related statements of income, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit
s
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
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
New York, NY
April 17, 2023

RMG ACQUISITION CORP. III
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$22,339	$93,599
Prepaid expenses	50,892	568,058

Total current assets	73,231	661,657
Investments held in Trust Account	487,268,822	483,012,312
Other assets	—	47,083

Total Assets	$487,342,053	$483,721,052

L iabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit :
Current liabilities:
Accounts payable	$153,571	$73,405
Accrued expenses	899,845	90,287
Accrued expenses - related party	120,000	—

Total current liabilities	1,173,416	163,692
Deferred legal fees	250,000	250,000
Deferred underwriting commissions	16,905,000	16,905,000
Convertible working capital loan - related party	500,000	—
Derivative warrant liabilities	536,300	14,301,100

Total liabilities	19,364,716	31,619,792
Commitments and Contingencies
Class A ordinary shares ; 48,300,000 and no shares subject to possible redemption at $10.09 and $10.00 per share at December 31, 2022 and 2021, respectively	487,168,822	483,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value ; 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value ; 500,000,000 shares authorized at December 31, 2022 and 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value ; 50,000,000 shares authorized ; 12,075,000 shares issued and outstanding at December 31, 2022 and 2 021, respectively	1,208	1,208
Additional paid-in capital	—	—
Accumulated deficit	(19,192,693)	(30,899,948)

Total shareholders’ deficit	(19,191,485)	(30,898,740)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$487,342,053	$483,721,052

The accompanying notes are an integral part of these financial statements

RMG ACQUISITION CORP. III
STATEMENTS OF INCOME

	For the year ended December 31,
	2022	2021
General and administrative expenses	$2,188,743	$1,842,337

Loss from operations	(2,188,743)	(1,842,337)
Other income (expense)
Change in fair value of derivative liabilities	13,772,685	9,503,810
Financing costs - warrant liabilities	—	(734,320)
Interest income	193	54
Interest expense	(7,885)	—
Unrealized gain on investments held in Trust Account	4,299,827	50,412

Total other income (expense)	18,064,820	8,819,956

Net income	$15,876,077	$6,977,619

Weighted average Class A ordinary shares, basic and diluted	48,300,000	43,139,178

Basic and diluted net income per ordinary share, Class A	$0.26	$0.13

Weighted average Class B ordinary shares, basic and diluted	12,075,000	11,906,712

Basic and diluted net income per ordinary share, Class B	$0.26	$0.13

The accompanying notes are an integral part of these financial statements,

RMG ACQUISITION CORP. III
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	12,075,000	$1,208	$23,792	$(14,779)	$10,221
Excess purchase price above fair value of private placement warrants	—	—	—	—	1,383,265	—	1,383,265
Remeasurement adjustment of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,407,057)	(37,862,788)	(39,269,845)
Net income	—	—	—	—	—	6,977,619	6,977,619

Balance - December 31, 2021	—	$—	12,075,000	$1,208	$—	$(30,899,948)	$(30,898,740)
Remeasurement adjustment of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(4,168,822)	(4,168,822)
Net income	—	—	—	—	—	15,876,077	15,876,077

Balance - December 31, 2022	—	$—	12,075,000	$1,208	$—	$(19,192,693)	$(19,191,485)

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP. III
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$15,876,077	$6,977,619
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(13,772,685)	(9,503,810)
Financing costs - warrant liabilities	—	734,320
Interest expense	7,885	—
Unrealized gain on investments held in Trust Account	(4,299,827)	(50,412)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	564,249	(604,920)
Accounts payable	80,166	73,405
Accrued expenses	809,558	20,287
Accrued expenses - related party	120,000	—

Net cash used in operating activities	(614,577)	(2,353,511)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(483,000,000)
Cash withdrawn from Trust Account	43,317	38,100

Net cash provided by (used in) investing activities	43,317	(482,961,900)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	30,212
Repayment of note payable to related party	—	(135,000)
Proceeds from convertible working capital loan	500,000	—
Proceeds received from initial public offering, gross	—	483,000,000
Proceeds received from private placement	—	12,324,495
Offering costs paid	—	(9,810,697)

Net cash provided by financing activities	500,000	485,409,010

Net (decrease) increase in cash	(71,260)	93,599
Cash - beginning of the year	93,599	—

Cash - end of the year	$22,339	$93,599

Supplemental disclosure of noncash investing and financing activities:
Increase in redemption value of Class A ordinary shares subject to possible redemption	$4,168,822	$—
Offering costs included in accrued expenses	$—	$45,000
Offering costs paid by related party under promissory note	$—	$104,788
Deferred legal fees	$—	$250,000
Deferred underwriting commissions	$—	$16,905,000
Remeasurement of Class A ordinary shares to redemption amount	$—	$39,269,845
The accompanying notes are an integral part of these financial statements.

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022
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
As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from December 23, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and identifying a target company for an initial Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

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
If the Company is unable to complete a Business Combination by May 9, 2023 or, if the Company has entered into a definitive business combination agreement, August 9, 2023, (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law (see Note 10 for additional information).

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

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
Going Concern
As of December 31, 2022, the Company had approximately $22,000 in its operating bank account and a working capital deficit of approximately $1.1 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there was $500,000 and $0, respectively, outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by May 9, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 9, 2023 or, if we have entered into a definitive business combination agreement, August 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note
2-Summary
of Significant Accounting Policies
Basis of Presentation

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. The Trust Account may also contain balances of cash as result of investment activity.

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

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
Working Capital Loan Option
On January 19, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Company. The note is due upon consummation of our Business Combination, without interest. At the option of the Sponsor, the outstanding principle of $500,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the loan is repaid or converted. As of December 31, 2022, the fair value of the Working Capital Loan Option was $500,000, see Note 9.
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
Notes to Financial Statements
December 31, 2022

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 48,300,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

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
Net Income per Ordinary Share
The Company has two classes of shares issued and outstanding: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,876,330
, of the Company’s Class A ordinary shares in the calculation of diluted net income per share, because their exercise is contingent upon future events and their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share, as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each ordinary share class:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income (loss)	$12,700,862	$3,175,215	$5,468,324	$1,509,295
Denominator:
Basic and diluted weighted average common shares outstanding	48,300,000	12,075,000	43,139,178	11,906,712

Basic and diluted net income per common share	$0.26	$0.26	$0.13	$0.13

Recent Accounting Pronouncements
The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the Company’s financial statements.
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

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

Note
4-Related
Party Transactions
Founder Shares
In December 2020, the Sponsor paid an aggregate of $25,000 to cover certain expens
es on behalf of the Company in exchange for issuance of 10,062,500 ordinary shares (the “Founder Shares”). On January 30, 2021, the Company effectuated a

5-for-6
share split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,575,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 9, 2021; thus, the 1,575,000 Founder Shares were no longer subject to forfeiture.
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
On January 19, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Company. As of December 31, 2022, an aggregate of $500,000 had been funded under the loan agreement. At the option of the Sponsor, the outstanding principle of $500,000 may be converted into Conversion Warrants equal to the outstanding principle of the note divided by $1.50. Upon funding of the loan, the Company recognized the initial fair value of the Working Capital Loan Option of approximately $7,900 as a debt discount, which is classified as a component of the working capital loan and amortized to interest expense over the expected term of the loan. For the year ended December 31, 2022, the Company amortized approximately $8,000, of the debt discount, classified as interest expense in the accompanying statements of operations.

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

On July 27, 2022, the Sponsor agreed to loan the Company up to $475,000 pursuant to an unsecured, non-interest
bearing promissory note (the “July 2022 Note”). The July 2022 Note is due upon the consummation of the Company’s Business Combination. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the July 2022 Note, but no proceeds held in the Trust Account would be used to repay the July 2022 Note. The July 2022 Note will either be repaid in cash upon consummation of a Business Combination or, at the Sponsor’s discretion, up to $1,500,000 of the unpaid principal of the July 2022 Note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. As of December 31, 2022, the Company had not borrowed any amount under this loan.
As of December 31, 2022, the Company had $500,000 in borrowings outstanding under the Working Capital Loans. As of December 31, 2022, the carrying value and the principal value of the loan was $500,000.
Administrative Services Agreement
Commencing on the effective date of the Registration Statement, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services (including salaries). Upon the Company’s liquidation, the Company will cease paying these monthly fees. Upon completion of the Initial Business Combination, the Company will pay to such affiliate an amount equal to $20,000 multiplied by the number of whole months that have elapsed between the date of the completion of the Initial Business Combination and the closing of the Initial Public Offering. The Company incurred approximately $240,000 and $220,000 in expenses in connection with such services during the year ended December 31, 2022 and 2021, respectively, as reflected in the accompanying statements of operations. The Company had $120,000 and $0 included in accrued expenses-related party in connection with such services as of December 31, 2022 and 2021, respectively.
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
In December 2022, the Company engaged a capital market advisor to assist with the completion of the business combination. The Company agreed to pay the advisor $250,000 in cash and $250,000 paid in equivalent dollar amount in common stock, solely in the event that the Company completes its Business Combination. As of December 31, 2022, the Company determined that a Business Combination is not considered probable. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the advisor may be accounted for as an expense in the period the liability is recorded.
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

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

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
Note
6-
Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 48,300,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.
The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$483,000,000
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(26,406,165)
Proceeds allocated to Public Warrants at issuance	(12,863,680)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	39,269,845

Class A ordinary shares subject to possible redemption at December 31, 2021	483,000,000
Increase in redemption value of Class A ordinary shares subject to possible redem	4,168,822

Class A ordinary shares subject to possible redemption at December 31, 2022	$487,168,822

Note
7-Shareholders’
Equity
Preference Shares -
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares -
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 48,300,000 shares issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

Class
 B Ordinary Shares -
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 9, 2021, 10,062,500 Class B ordinary shares were issued and outstanding. On January 30, 2021, the Company effectuated a
5-for-6
stock split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. Of the 12,075,000 Class B ordinary shares outstanding, 1,575,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As of December 31, 2022 and 2021, there were 12,075,000 Class B ordinary shares issued and outstanding.
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
Note
8-Derivative
Warrant Liabilities
As of December 31, 2022 and 2021, the Company had 9,660,000 and 8,216,330 Public Warrants and Private Placement Warrants, respectively, outstanding. As of December 31, 2020, the Company did not have any Public Warrants or Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

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
Note 9. Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
DECEMBER 31, 2022

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - Money Market Funds	$487,268,822	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$289,800	$—	$—
Derivative liabilities - Private Warrants	$—	$—	$246,500
DECEMBER 31, 2021

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$483,012,312	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$7,728,000	$—	$—
Derivative liabilities - Private Warrants	$—	$—	$6,573,100
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels for the years ended December 31, 2022 and 2021.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the years ended December 31, 2022 and 2021, the Company recognized a change to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $13.8 million and $9.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:
Private Warrants

Private Warrants	As of December 31, 2022	As of December 31, 2021
Stock price	$10.09	$9.77
Volatility	6.9%	15.3%
Expected life of the options to convert	5.47	5.60
Risk-free rate	4.73%	1.32%
Dividend yield	—	—
Working Capital Loan Option

December 31, 2022
Strike price of debt conversion	$1.50
Volatility	6.9%
Expected life of the options to convert	5.47
Risk-free rate	4.72%
Dividend yield	—
The change in the level 3 fair value of the derivative warrant liabilities for the years ended December 31, 2022 and 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Warrants	12,863,680	10,941,230	23,804,910
Transfer of Public Warrants to Level 1	(13,524,000)	—	(13,524,000)
Change in fair value of derivative warrant liabilities	660,320	(4,368,130)	(3,707,810)

Derivative warrant liabilities at December 31, 2021	—	6,573,100	6,573,100
Change in fair value of derivative warrant liabilities	—	(6,326,600)	(6,326,600)

Derivative warrant liabilities at December 31, 2022	$—	$246,500	$246,500

The change in the fair value of the Working Capital Loan Option measured with Level 3 inputs for the year ended December 31, 2022 is summarized as follows:

RMG Acquisition Corp. III
Notes to Financial Statements
December 31, 2022

Balance at December 31, 2021	$—
Initial fair value of the Working Capital Loan Option	7,885
Change in fair value	(7,885)

Balance at December 31, 2022	$—

Note 10. Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed below, there have been no events that have occurred that would require adjustments to the disclosures in the financial statements, except as disclosed below.
On January 4, 2023, the Company entered into a
non-binding
letter of intent (“LOI”) for a business combination with H2B2 Electrolysis Technologies (“H2B2” or the “Target”), a vertically integrated provider of hydrogen energy systems, services, and equipment. Under the terms of the LOI, the Company and H2B2 would be become a combined entity, with H2B2’s existing equity holders continuing to hold substantially all of their equity in the combined public company. We expect to announce additional details regarding the proposed business combination when a definitive merger agreement is executed, which is expected in the first half of 2023.
On January 11, 2023, the Company held an extraordinary general meeting of shareholders for the purpose of approving an amendment to the amended and restated memorandum and articles of association to extend the date by which the Company must complete a business combination from February 9, 2023, to May 9, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, to elect to further extend the date to consummate a business combination up to three times by an additional month each time after the Extended Date, upon two days’ advance notice prior to the applicable deadline, for a total of up to six months, to August 9, 2023, if the Company has entered into a definitive business combination agreement (the “Extension”).
In connection with the Extension, a total of 260 shareholders elected to redeem an aggregate of 47,381,598 Class A ordinary shares, representing approximately 98.10% of our issued and outstanding Class A ordinary shares, for an aggregate of approximately $478,003,632 in cash. Subsequent to the redemption, 918,402 Class A ordinary shares remained outstanding.
In March 2023, the Company borrowed $
250,000
 under the July 2022 Note.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of December 31, 2022, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

Management’s Report on Internal Controls Over Financial Reporting.

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Item 9.B.	Other Information.

None.

PART III.

Item 10	Directors, Executive Officer and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
D. James Carpenter	55	Chairman and Director
Robert S. Mancini	65	Chief Executive Officer and Director
Philip Kassin	65	President, Chief Operating Officer and Director
Wesley Sima	35	Chief Financial Officer
Craig Broderick	63	Director
W. Thaddeus Miller	72	Director
Catherine D. Rice	63	Director

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

Robert S. Mancini has been our Chief Executive Officer and a director since inception. He has also served as the Chief Executive Officer and a director of RMG I from October 2018 through its business combination with Romeo Power in December 2020, and served as chairman of the board of directors of Romeo Power through its acquisition by Nikola Corporation in October 2022. He also served as the Chief Executive Officer and a director of RMG II from its inception in July 2020 through its business combination with ReNew. From June 2018 to December 2018, Mr. Mancini served as a Senior Advisor to Carlyle Power Partners and was a Partner and a Managing Director with The Carlyle Group and head or co-head of Carlyle’s power investment business from December 2012 until June 2018. Prior to joining Carlyle, from June 1993 to December 2012, Mr. Mancini was an employee of Goldman Sachs & Co., and from November 1999 through December 2012 was a Managing Director at Goldman Sachs & Co. From December 2003 to December 2012, Mr. Mancini led or co-led Goldman Sach’s on-balance sheet power asset investment business. During that period Goldman Sachs conducted most of its power asset investment business through its wholly owned subsidiary, Cogentrix Energy LLC, where Mr. Mancini served in various capacities, including as the President, co-President and Chief Executive Officer and serving as a member of the Board. Mr. Mancini was instrumental in the formation of and Goldman’s entry into the power asset investment business in 2003 and he was also responsible for the creation of Goldman’s proprietary Commodities Principal Investment business in 2006, where he led investments on Goldman’s behalf in companies involved in the processing, production and logistics for a broad range of commodities including base, precious and specialty metals, oil, gas, coal and other energy related raw materials, as well as CO2 offsets and mitigation. Prior to 2003, Mr. Mancini was a member of the legal department where he eventually became the Deputy General Counsel of the Securities Division. During his tenure at Goldman, Mr. Mancini sat on several committees including the firm-wide Risk Committee, Operational Risk Committee, and Divisional Risk Committee, as well as several portfolio company boards. Prior to joining Goldman, Mr. Mancini spent nine years in private practice as a lawyer with Debevoise and Plimpton, where he established that firm’s derivatives practice. Mr. Mancini received his J.D. from New York University School of Law in 1984, where he was a member of Law Review, and received his B.A. degree from Binghamton University in 1980. Mr. Mancini is well qualified to serve on our Board due to his extensive investment and advisory experience in businesses across a broad range of industries, his many years of management and leadership experience, as well as his service on several boards and committees throughout his career.

Philip Kassin has been our President and Chief Operating Officer and a director since inception. He has also served as the president, chief operating officer and a director of RMG I from October 2018 through its business combination with Romeo Power in December 2020, and served as a director of Romeo Power through its acquisition by Nikola Corporation in October 2022. He also served as the President, Chief Operating Officer and a director of RMG II from its inception in July 2020 through it business combination with ReNew, and serves as a director of ReNew. From August 2016 to October 2016, Mr. Kassin was a Managing Director and Head of M&A and Financing at M-III Partners and has over 35 years of experience as both an advisor and investor in public and private equity. At M-III Partners, he completed a $345 million SPAC transaction for M-III Acquisition Corp., successfully acquiring Infrastructure and Energy Alternatives (NASDAQ: IEA) from Oaktree Capital Management, and serving on its Board from March 2018 to September 2018. Prior to joining M-III Partners, Mr. Kassin was a Senior Managing Director at Evercore from July 2010 to April 2016, specializing in chemicals and energy. Prior to Evercore, from September 2005 to July 2010, Mr. Kassin was the Head of M&A and Financing for Access Industries, a privately held industrial group which focused on natural resources and chemicals, media and telecommunications, technology and e-commerce and real estate. Mr. Kassin also served as a Supervisory Board Member of Basell Polyolefins from 2005 to 2007 and as a Supervisory Board Member of LyondellBasell Industries from 2007 to 2010, where he also served as Chairman of the Finance and Investment Committee and Chairman of the Audit Committee. Earlier in his career, Mr. Kassin held senior investment banking roles at Morgan Stanley, Goldman Sachs, Merrill Lynch and AIG. He was also a Partner at PwC where he was responsible for its energy M&A consulting practice. Mr. Kassin started his career as a utilities analyst at Standard & Poor’s. Mr. Kassin earned an M.P.A. from the Maxwell School at Syracuse University and a B.A, in Policy Studies from Syracuse University. He also has FINRA Series 24, 63 and 79 Qualifications. Mr. Kassin is well qualified to serve on our Board due to his extensive principal investment expertise across a broad range of sectors, investment banking, M&A, capital markets and publicly listed company director experience.

Wesley Sima is currently the Chief Financial Officer of the Company. In February 2019, Mr. Sima joined RMG I as a consultant, functioning as Treasurer and Controller as well as being a member of RMG I’s deal execution team through its business combination with Romeo Power in December 2020. Mr. Sima also served as Chief Financial Officer of RMG II through its business combination with ReNew, and serves as an advisor and board observer of ReNew. From August 2016 to January 2019, Mr. Sima served as a Vice President of M-III Partners, completing a $345 million SPAC transaction for M-III Acquisition Corp., the special purpose acquisition vehicle of M-III Partners, acquiring Infrastructure and Energy Alternatives (NASDAQ: IEA) from Oaktree Capital Management and executing three successful follow-on acquisitions, while also advising M-III Partners’ largest financial advisory client, Sears Holdings Corp. (formerly NASDAQ: SHLD), for two years on its capital restructuring and bankruptcy process. From 2014 to 2016, Mr. Sima was a member of ING Capital LLC’s Natural Resources Project Finance, Corporate Finance, and Advisory deal teams in New York City. Mr. Sima began his professional career in 2012 as a member of both the finance and corporate development teams at Entegra Power Group, formerly an independent power producer and owner/operator of multiple natural gas related assets, based in Tampa, FL. Mr. Sima earned his Master of Business Administration and dual B.S. in Finance and Marketing from the Florida State University, graduating in 2012 and 2010 respectively. Mr. Sima earned his Master of Business Administration and dual B.S. in Finance and Marketing from the Florida State University, graduating in 2012 and 2010 respectively.

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

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

On October 21, 2022, Mr. W. Grant Gregory, a Class II director and member of the Nominating and Corporate Governance Committee of the Board of Directors (the “Board”) of the Company notified the Company of his decision to resign as a member of the Board and the Nominating and Corporate Governance Committee of the Board, effective as of October 21, 2022. Mr. Gregory’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

After giving effect to Mr. Gregory’s resignation, the Board no longer has a majority of independent directors as required by Nasdaq Marketplace Rule 5605(b)(1). The Company informed Nasdaq of the foregoing and received, on October 26, 2022, a notice from Nasdaq regarding its non-compliance with this rule. The Nasdaq notice stated that the Nasdaq Marketplace Rules have a cure period for the majority independent board requirement, which gives the Company until the earlier of the Company’s next annual meeting of shareholders or October 21, 2023 to regain compliance. The Company intends to timely regain compliance with the rule.

We have three “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Craig Broderick, Catherine D. Rice and W. Thaddeus Miller is an independent director under applicable SEC rules and Nasdaq listing standards.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of six members. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our Board or by a majority of the holders of our ordinary shares.

Our Board is divided into three classes with only one class of directors appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of W. Thaddeus Miller and Craig Broderick, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Catherine D. Rice, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of D. James Carpenter, Robert S. Mancini and Philip Kassin, will expire at the third annual general meeting.

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

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established three standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Craig Broderick and W. Thaddeus Miller. Mr. Miller serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022, there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee, on our website www.rmgacquisition.com under “RMG Acquisition Corp. III-Corporate Governance Guidelines”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Our Sponsor, officers and directors may become involved with subsequent special purpose acquisition companies similar to our company. Potential investors should also be aware of the following potential conflicts of interest:

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

•

Our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial Business Combination by the end of the Combination Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations:4

[4]	Note to Draft: Company/board to confirm no updates to table.

Individual	Entity	Entity’s Business	Affiliation
D. James Carpenter	Riverside Management Group, LLC	Merchant Bank	Founder and Chief Executive Officer

Philip Kassin	ReNew Energy Global PLC	Renewable Energy Company	Director

Craig Broderick	Goldman, Sachs & Co.	Investment Bank	Senior Director
	Credit Benchmark Limited	Financial Services	Senior Advisor
	Bank of Montreal	Commercial Bank	Director
	McDermott International	Engineering & Constructions Company	Director

W. Thaddeus Miller	Calpine Corporation	Energy Services	Executive Vice Chairman and Board Member

Catherine D. Rice	BrightSpire Capital	Real Estate	Director

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

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.[5]

The following table sets forth information available to us at April 17, 2023 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of April 17, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate Percentage of Outstanding Ordinary Shares
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Name and Address of Beneficial Owner(1)
RMG Sponsor III, LLC (our sponsor)(3)	—	—	12,075,000	100.0%	92.9%
D. James Carpenter(3)	—	—	12,075,000	100.0%	92.9%
Robert S. Mancini(3)	—	—	12,075,000	100.0%	92.9%
Philip Kassin(3)	—	—	12,075,000	100.0%	92.9%
Wesley Sima(4)	—	—	—	—	—
Craig Broderick(4)	—	—	—	—	—
W. Thaddeus Miller(4)	—	—	—	—	—
Catherine Rice(4)	—	—	—	—	—
All directors, officers and director nominees as a group (8 individuals)	—	—	12,075,000	100.0%	92.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o RMG Acquisition Corp. III, 57 Ocean, Suite 403, 5775 Collins Avenue, Miami Beach, Florida 33140.
(2)

Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-251889).

[5]	Note to Draft: to be updated following 13G/D filings

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

Our initial shareholders beneficially own approximately 92.9% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders will be able to control the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In December 2020, our Sponsor paid an aggregate of $25,000 to cover certain expenses on our behalf in exchange for issuance of 10,062,500 ordinary shares (the “Founder Shares”). On January 30, 2021, the Company effectuated a 5-for-6 share split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,575,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on February 9, 2021; thus, the 1,575,000 Founder Shares were no longer subject to forfeiture.

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

If we do not complete an initial Business Combination by the end of the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

On January 19, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Company (the “January 2022 Note”).

On July 27, 2022, the Sponsor agreed to loan the Company up to $475,000 pursuant to an unsecured, non-interest bearing promissory note (the “July 2022 Note” and, together with the January 2022 Note, the “Working Capital Loans”).

The July 2022 Note and the January 2022 Note are each due upon the consummation of the Company’s Business Combination. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the July 2022 Not and the January 2022 Note, but no proceeds held in the Trust Account would be used to repay the July 2022 Note or the January 2022 Note. The July 2022 Note and the January 2022 Note will either be repaid in cash upon consummation of a Business Combination or, at the Sponsor’s discretion, up to $1,500,000 of the unpaid principal of the July 2022 Note and the January 2022 Note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants.

As of December 31, 2022, the Company had $500,000 in borrowings outstanding under the Working Capital Loans.

Administrative Services Agreement

The Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services (including salaries) which commenced on the date the Company’s securities were first listed on Nasdaq. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $240,000 in expenses in connection with such services during the year ended December 31, 2022, as reflected in the accompanying statement of operations and had $120,000 included in accrued expenses-related party in accompanying balance sheet in connection with such services.

Item 14	Principal Accounting Fees and Services.

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum LLP for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, and of services rendered in connection with our Initial Public Offering, totaled $86,005 and $162,225, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any audit-related fees during the years ended December 31, 2022 and 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any audit-related fees during the years ended December 31, 2022 and 2021.

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

PART IV.

Item 15	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8 — Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association

4.1(1)	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company, dated February 4, 2021

4.2(2)	Description of the Company’s securities.

10.1(1)	Letter Agreement, dated February 4, 2021, among the Company, the Sponsor and the Company’s officers and directors

10.2(1)	Investment Management Trust Account Agreement, dated February 4, 2021, between Continental Stock Transfer & Trust Company and the Company

10.3(1)	Registration Rights Agreement, dated February 4, 2021, among the Company, the Sponsor and certain other security holders named therein

10.4(1)	Administrative Services Agreement, dated February 4, 2021, between the Company and the Sponsor

10.5(1)	Sponsor Warrants Purchase Agreement, dated February 4, 2021, between the Company and the Sponsor

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No.	Description of Exhibit

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104***	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	To be filed by amendment.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022 and incorporated by reference herein

Item 16	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG ACQUISITION CORP. III
Date: April 17, 2023
/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ D. James Carpenter	Chairman of the Board and Director	April 17, 2023
D. James Carpenter

/s/ Robert S. Mancini	Chief Executive Officer (Principal Executive Officer) and Director	April 17, 2023
Robert S. Mancini

/s/ Philip Kassin	President, Chief Operating Officer and Director	April 17, 2023
Philip Kassin

/s/ Wesley Sima	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2023
Wesley Sima

/s/ Craig Broderick	Director	April 17, 2023
Craig Broderick

/s/ W. Thaddeus Miller	Director	April 17, 2023
W. Thaddeus Miller

/s/ Catherine D. Rice	Director	April 17, 2023
Catherine D. Rice