Form 10-Q
period 2023-03-31
RMG Acquisition Corp. III
filed 2023-06-01
CIK 1838108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 31, 2023, 918,402 Class A ordinary shares, par value $0.0001 per share, and 12,075,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RMG ACQUISITION CORP. III
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

RMG ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	Unaudited
Assets:
Current assets:
Cash	$15,055	$22,339
Prepaid expenses	118,317	50,892
Total current assets	133,372	73,231

Cash and investments held in Trust Account	10,683,049	487,268,822
Total Assets	$10,816,421	$487,342,053

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$350,547	$153,571
Accrued expenses	2,595,834	899,845
Accrued expenses - related party	180,000	120,000
Total current liabilities	3,126,381	1,173,416

Deferred legal fees	250,000	250,000
Deferred underwriting commissions	16,905,000	16,905,000
Convertible working capital loan - related party	750,000	500,000
Derivative warrant liabilities	2,592,068	536,300
Total liabilities	23,623,449	19,364,716

Commitments and Contingencies
Class A ordinary shares; 918,402 and 48,300,000 shares subject to possible redemption at $11.52 and $10.09 per share at March 31, 2023 and December 31, 2022, respectively	10,583,049	487,168,822

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,075,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,208	1,208
Additional paid-in capital	—	—
Accumulated deficit	(23,391,285)	(19,192,693)
Total shareholders’ deficit	(23,390,077)	(19,191,485)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$10,816,421	$487,342,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$2,142,881	$689,613
Loss from operations	(2,142,881)	(689,613)

Other (expense) income:
Change in fair value of derivative liabilities	(2,055,768)	6,418,128
Interest income – bank	57	—
Interest expense	—	(1,761)
Investment income earned on cash and investments held in Trust Account	1,417,859	48,436
Total other (expense) income, net	(637,852)	6,464,803

Net (loss) income	$(2,780,733)	$5,775,190

Weighted average Class A ordinary shares, basic and diluted	6,709,486	48,300,000
Basic and diluted net (loss) income per ordinary share, Class A	$(0.15)	$0.10

Weighted average Class B ordinary shares, basic and diluted	12,075,000	12,075,000
Basic and diluted net (loss) income per ordinary share, Class B	$(0.15)	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	12,075,000	$1,208	$—	$(19,192,693)	$(19,191,485)
Remeasurement adjustment of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,417,859)	(1,417,859)
Net loss	—	—	—	—	—	(2,780,733)	(2,780,733)
Balance – March 31, 2023	—	$—	12,075,000	$1,208	$—	$(23,391,285)	$(23,390,077)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	12,075,000	$1,208	$—	$(30,899,948)	$(30,898,740)
Net income	—	—	—	—	—	5,775,190	5,775,190
Balance - March 31, 2022	—	$—	12,075,000	$1,208	$—	$(25,124,758)	$(25,123,550)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,780,733)	$5,775,190
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liabilities	2,055,768	(6,418,128)
Interest expense	—	1,761
Investment income earned on cash and investments held in Trust Account	(1,417,859)	(48,436)
Changes in operating assets and liabilities:
Prepaid expenses	(67,425)	72,999
Accounts payable	196,976	52,103
Accrued expenses - related party	60,000	—
Accrued expenses	1,695,989	329,840
Net cash used in operating activities	(257,284)	(234,671)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	478,003,632	—
Net cash provided by investing activities	478,003,632	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	250,000	—
Proceeds from promissory note	—	375,000
Redemption of common stock	(478,003,632)	—
Net cash (used in) provided by financing activities	(477,753,632)	375,000

Net (decrease) increase in cash	(7,284)	140,329
Cash - beginning of the period	22,339	93,599
Cash - end of the period	$15,055	$233,928

Supplemental disclosure of noncash investing and financing activities:
Change Increase in value of Class A common stock subject to possible redemption	$1,417,859	$—

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

As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from December 23, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and identifying a target company for an initial Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

If the Company is unable to complete a Business Combination by August 9, 2023, (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern

As of March 31, 2023, the Company had approximately $15,000 in its operating bank account and a working capital deficit of approximately $3 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there was $750,000 and $500,000, respectively, outstanding under Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by August 9, 2023, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 9, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 18, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. The Trust Account may also contain balances of cash as result of investment activity.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Working Capital Loan Option

On January 19, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Company. On July 27, 2022, the Sponsor agreed to loan the Company up to $475,000. The notes are due upon consummation of our Business Combination, without interest. At the option of the Sponsor, the outstanding principle of the notes may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the loan is repaid or converted. As of March 31, 2023 and December 31, 2022, the fair value of the Working Capital Loan Option was $0 and the Working Capital Loan is held at cost of $750,000 and $500,000, respectively, see Note 9.

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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 918,402 and 48,300,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares issued and outstanding: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,876,330, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share, as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each ordinary share class.

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(993,229)	$(1,787,504)	$4,620,152	$1,155,038
Denominator:
Basic and diluted weighted average common shares outstanding	6,709,486	12,075,000	48,300,000	12,075,000
Basic and diluted net (loss) income per common share	$(0.15)	$(0.15)	$0.10	$0.10

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 4-Related Party Transactions

Founder Shares

In December 2020, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 10,062,500 ordinary shares (the “Founder Shares”). On January 30, 2021, the Company effectuated a 5-for-6 share split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,575,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 9, 2021; thus, the 1,575,000 Founder Shares were no longer subject to forfeiture.

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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
On January 19, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Company (the “January 2022 Note”). As of March 31, 2023 and December 31, 2022, an aggregate of $500,000 had been funded under the January 2022 Note. At the option of the Sponsor, the outstanding principle of $500,000 may be converted into Conversion Warrants equal to the outstanding principle of the January 2022 Note divided by $1.50. Upon funding of the January 2022 Note, the Company recognized the initial fair value of the Working Capital Loan Option of approximately $7,900 as a debt discount, which is classified as a component of the working capital loan and amortized to interest expense over the expected term of the loan. For the three months ended March 31, 2023 and 2022, the Company amortized approximately $0 and $1,800, respectively, of the debt discount, classified as interest expense in the accompanying statements of operations.

On July 27, 2022, the Sponsor agreed to loan the Company up to $475,000 pursuant to an unsecured, non-interest bearing promissory note (the “July 2022 Note”). The July 2022 Note is due upon the consummation of the Company’s Business Combination. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the July 2022 Note, but no proceeds held in the Trust Account would be used to repay the July 2022 Note. The July 2022 Note will either be repaid in cash upon consummation of a Business Combination or, at the Sponsor’s discretion, up to $1,500,000 of the unpaid principal of the July 2022 Note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had borrowed $250,000 and $0, respectively, under this loan.

As of March 31, 2023 and December 31, 2022, the Company had $750,000 and $500,000, respectively, in total borrowings outstanding under the Working Capital Loans. As of March 31, 2023 and December 31, 2022, the carrying value and the principal value of the loan was $750,000 and $500,000, respectively.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services (including salaries). Upon the Company’s liquidation, the Company will cease paying these monthly fees. Upon completion of the Initial Business Combination, the Company will pay to such affiliate an amount equal to $20,000 multiplied by the number of whole months that have elapsed between the date of the completion of the Initial Business Combination and the closing of the Initial Public Offering. The Company incurred $60,000 in expenses in connection with such services during the three months ended March 31, 2023 and 2022,  as reflected in the accompanying unaudited condensed statements of operations. The Company had $180,000 and $120,000 included in accrued expenses-related party in connection with such services as of March 31, 2023 and December 31, 2022, respectively.

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

Note 5-Commitments &Contingencies

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

Contingent Fee Agreements

In December 2022, the Company engaged a capital market advisor to assist with the completion of the business combination. The Company agreed to pay the advisor $500,000 in cash and $250,000 paid in equivalent dollar amount in common stock, solely in the event that the Company completes its Business Combination. As of March 31, 2023, the Company determined that a Business Combination is not considered probable. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the advisor may be accounted for as an expense in the period the liability is recorded.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 918,402 and 48,300,000 Class A ordinary shares issued and outstanding, respectively, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as follows:

Class A ordinary shares subject to possible redemption at December 31, 2021	$483,000,000
Increase in redemption value of Class A ordinary shares subject to possible redeem	4,168,822
Class A ordinary shares subject to possible redemption at December 31, 2022	487,168,822
Decrease in redemption value of shares	(478,003,632)
Increase in redemption value of Class A ordinary shares subject to possible redeem	1,417,859
Class A ordinary shares subject to possible redemption at March 31, 2023	$10,583,049

Note 7-Shareholders’ Deficit

Preference Shares -The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares -The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 918,402 and 48,300,000 shares issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares -The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 9, 2021, 10,062,500 Class B ordinary shares were issued and outstanding. On January 30, 2021, the Company effectuated a 5-for-6 stock split of the Class B ordinary shares, resulting in an aggregate outstanding amount of 12,075,000 Class B ordinary shares. Of the 12,075,000 Class B ordinary shares outstanding, 1,575,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there were 12,075,000 Class B ordinary shares issued and outstanding.

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

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 8-Derivative Warrant Liabilities

As of March 31, 2023 and December 31, 2022, the Company had 9,660,000 and 8,216,330 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023

Description	Level 1	Level 2	Level 3
Assets:
Cash held in Trust Account	$10,683,049	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$1,400,700	$—	$—
Derivative liabilities - Private Warrants	$—	$—	$1,191,368

December 31, 2022

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - Money Market Funds	$487,268,822	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$289,800	$—	$—
Derivative liabilities - Private Warrants	$—	$—	$246,500

There were no other transfers between levels for the period ended March 31, 2023 and December 31, 2022.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Level 1 assets include investments in cash, money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the period ended March 31, 2023 and December 31, 2022, the Company recognized a change to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $2.1 million and $13.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Private Warrants

Private Warrants	As of December 31, 2022	As of March 31, 2023
Stock price	$10.09	$10.21
Volatility	6.9%	10.2%
Expected life of the options to convert	5.47	0.97
Risk-free rate	4.73%	4.66%
Dividend yield	—	—

Working Capital Loan Option

	December 31, 2022	March 31, 2023
Strike price of debt conversion	$1.50	$1.50
Volatility	6.9%	10.2%
Expected life of the options to convert	5.47	5.46
Risk-free rate	4.72%	4.93%
Dividend yield	—	—

The change in the level 3 fair value of the derivative warrant liabilities for the period ended March 31, 2023 and December 31, 2022 is summarized as follows:

Private Warrants
Derivative warrant liabilities at December 31, 2021	$6,573,100
Change in fair value of derivative warrant liabilities	(2,946,400)
Derivative warrant liabilities at March 31, 2022	3,626,700
Change in fair value of derivative warrant liabilities	(3,380,200)
Derivative warrant liabilities at December 31, 2022	246,500
Change in fair value of derivative warrant liabilities	944,868
Derivative warrant liabilities at March 31, 2023	$1,191,368

The change in the fair value of the Working Capital Loan Option measured with Level 3 inputs for the period ended March 31, 2023 and December 31, 2022 is summarized as follows:

Balance at December 31, 2021	$—
Initial fair value of the Working Capital Loan Option	7,885
Change in fair value	(7,885)
Balance at December 31, 2022 and March 31, 2023	$—

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed below, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements, except as disclosed below.

On April 16, 2023, one of the underwriters waived its entitlement to the payment of any deferred fee, of approximately $10,143,000, to be paid under the terms of the underwriting agreement and is no longer serving in any advisor capacity.

On April 17, 2023, one of the underwriters waived its entitlement to the payment of any deferred fee, of approximately $6,762,000, to be paid under the terms of the underwriting agreement specifically to closing of the Merger Agreement with H2B2 Electrolysis Technologies (“H2B2”).

Proposed Business Combination

On May 9, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and between the Company and H2B2, which provides for, among other things, the deregistration of the Company under the Companies Act (as revised) of the Cayman Islands and the domestication of the Company as a Delaware corporation (the “Domestication”) and, following the Domestication, the merger of H2B2 with and into the Company, with the Company continuing as the surviving corporation (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, H2B2 will cease to exist and the stockholders of H2B2 will become stockholders of the Company. The transactions set forth in the Merger Agreement, including the Domestication and the Merger, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Memorandum and Articles of Association.

Under the Merger Agreement, the stockholders of H2B2 will receive a number of shares of the domesticated Company’s common stock based on an exchange ratio (the “Exchange Ratio”), the numerator of which is equal to $750 million (which amount will be subject to adjustment in the event that H2B2 issues debt or equity prior to the closing of the Transactions) divided by $10.00, and the denominator of which is equal to the number of outstanding shares of H2B2, including shares that would be issuable upon the exercise in full of all H2B2 options. The holders of H2B2 options will receive the Company’s options equal to the number of shares of H2B2 common stock subject to the H2B2 options multiplied by the Exchange Ratio at an exercise price per share divided by the Exchange Ratio.

In connection with the Transactions, the Company, Sponsor, certain of H2B2’s directors and officers and certain former stockholders of H2B2 agreed to enter into lock-up agreements at the closing of the Merger, which will restrict the transfer of (i) a number of shares of the surviving corporation common stock held by such securityholder, as set forth in the lock-up agreement,  (ii) any shares of the surviving corporation common stock held issuable upon the exercise or settlement, as applicable, of surviving corporation options held by a securityholder, or (iii) any other securities convertible into or exercisable or exchangeable for surviving corporation common stock held by a securityholder. The lock-up agreements will restrict the transfer until 180 days after the closing of the Merger, subject to limited exceptions and early release provisions set forth under the lock-up agreements.

The Merger Agreement contains certain representations and warranties of the parties to the Merger Agreement and consummation of the Transactions is conditioned on approval thereof by the Company’s shareholders and is further conditioned upon, representations and warranties of the parties and other closing conditions.

RMG ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Merger Agreement may be terminated at any time, but not later than the closing of the Merger, as follows:

•	by written consent of H2B2 and the Company;

•
by H2B2 or the Company if any governmental authority has enacted, issued, promulgated, enforced or entered any law or governmental order which has become final and non-appealable and has the effect of making consummation of the transactions contemplated by the Merger Agreement and the Ancillary Agreements (as defined in the Merger Agreement) illegal or otherwise enjoining, preventing or prohibiting the consummation of the transactions contemplated by the Merger Agreement and the Ancillary Agreements (provided that such party did not cause such enactment);

•
by H2B2 or the Company if the consummation of the Transactions has not occurred on or prior to March 31, 2024, subject to certain automatic extensions, for reasons not primarily due to the terminating party’s breach or violation of the terms of the Merger Agreement;

•
by H2B2 or the Company if such party disagrees with the final determination of the Closing Date Purchase Price (as defined in the Merger Agreement) by the valuation firm as further described in the Merger Agreement;

•	by H2B2 if there has been a modification in recommendation of the Company’s board of directors with respect to any of the Proposals (as defined in the Merger Agreement);

•	by H2B2 if the Company has not obtained shareholder approval for the Transactions by reason of the failure to obtain the required vote at a meeting of the Company’s shareholders;

•
by H2B2 if (i) prior to completion of a Capital Raise Transaction (as defined in the Merger Agreement), a Capital Raise Investor (as defined in the Merger Agreement) or group of Capital Raise Investors, with legal, valid and binding commitments to fund in such Capital Raise Transaction represent in the aggregate at least the Minimum Investment Amount (as defined in the Merger Agreement) object to the Merger and the other transactions contemplated by the Merger Agreement by delivering a written notice to the board of directors of H2B2 by no later than fifteen days following execution of definitive agreements relating to the Capital Raise Transaction after which time no Capital Raise Investor will be entitled to object to the Merger and the other transactions contemplated by the Merger Agreement; provided that, upon receipt of the written notice described above, H2B2 will be required to terminate the Merger Agreement on the tenth business day following receipt of the written notice;

•
by H2B2 in the event of an uncured breach of any representation, warranty, covenant or agreement on the part of the Company, except if the breach is curable by the Company through the exercise of its reasonable best efforts, then, for a period of up to thirty (30) days after receipt by the Company of notice from H2B2 of such breach, but only as long as the Company continues to exercise such reasonable best efforts to cure such breach, such termination will not be effective, and such termination will be effective only if such breach is not cured within the thirty-day period;

•
by the Company in the event of an uncured breach of any representation, warranty, covenant or agreement on the part of H2B2, except if the breach is curable by H2B2 through the exercise of its reasonable best efforts, then, for a period of up to thirty (30) days after receipt by H2B2 of notice from the Company of such breach, but only as long as H2B2 continues to exercise such reasonable best efforts to cure such breach, such termination will not be effective, and such termination will be effective only if such breach is not cured within the thirty-day period;

•	by the Company if the H2B2 Stockholder Approval has not been obtained; and

•
by the Company if an H2B2 stockholder exercises any right or takes any action or fails to take any action required to satisfy the conditions or any closing deliverables required to be delivered under the Merger Agreement that prevents consummation of the Merger and the other transactions contemplated by the Merger Agreement and the Ancillary Agreements.

At the closing of the Merger, the Company, the Sponsor and certain of H2B2’s stockholders will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement. The Company also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

In connection with the execution of the Merger Agreement, the Sponsor and certain other persons have entered into a Support Agreement (the “Sponsor Support Agreement”) with the Company, pursuant to holders of the Company’s Class B ordinary shares have agreed to, among other things, (i) vote at any meeting or pursuant to any action of written resolution of our shareholders all of their Class B ordinary shares held of record or thereafter acquired in favor of the Transactions and (ii) be bound by certain other covenants and agreements related to the Transactions, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

In connection with the execution of the Merger Agreement, certain stockholders of H2B2 who hold a majority of the outstanding stock of H2B2 have entered into support agreements pursuant to which they will agree to vote in favor of the Transactions at a meeting called to approve the Transactions by H2B2 stockholders (or to act by written consent approving the Transactions).

The summaries of the Merger Agreement and the other agreements to be entered into by the parties are qualified in their entirety by reference to the text of the Merger Agreement and agreements entered into in connection therewith.

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

On January 11, 2023, at an extraordinary general meeting of shareholders, the Company’s shareholders voted to approve an amendment to the amended and restated memorandum and articles of association (the “Extension Proposal”) to extend the date by which the Company must complete a business combination from February 9, 2023, to May 9, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, to elect to further extend the date to consummate a business combination up to three times by an additional month each time after the Extended Date, upon two days’ advance notice prior to the applicable deadline, for a total of up to six months, to August 9, 2023, if the Company has entered into a definitive business combination agreement (the “Extension”). In connection with the Extension, a total of 260 shareholders elected to redeem an aggregate of 47,381,598 Class A ordinary shares, representing approximately 98.10% of our issued and outstanding Class A ordinary shares, for an aggregate of approximately $478 million in cash.

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

If we are unable to complete a Business Combination by August 9, 2023, (the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable, expenses relating to the administration of the Trust Account, amounts withdrawn to fund the Company’s working capital requirements and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period, or by the applicable deadline as may be extended.

Recent Developments

Proposed Business Combination

On May 9, 2023, we entered into an Agreement and Plan of Merger, by and between the Company and H2B2, which provides for, among other things, the domestication of the Company as a Delaware corporation and, following the Domestication, the merger of H2B2 with and into the Company, with the Company continuing as the surviving corporation, as further described in Note 10 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

For the three months ended March 31, 2023, we had a net loss of approximately $2.8 million from interest in from the bank of $57 and approximately $1.4 million investment income earned on cash and investments held in Trust Account partially offset by changes in the value of derivative warrant liabilities of approximately $2.1 million and approximately $2.1 million in general and administrative costs.

For the three months ended March 31, 2022, we had a net income of approximately $5.8 million from changes in the value of derivative warrant liabilities of approximately $6.4 million and $48,000 investment income earned on cash and investments held in Trust Account partially offset by approximately $690,000 in general and administrative costs.

Going Concern

As of March 31, 2023, we had approximately $15,000 in our operating bank account, and a working capital deficit of approximately $3 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued.

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $135,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may provide us Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there was $750,000 and $500,000, respectively, outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation of Financial Statements-Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If we are unable to complete a business combination by August 9, 2023 then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

We incurred approximately $60,000 in general and administrative expenses in the accompanying statements of operations for the three months ended March 31, 2023 and March 31, 2022. We had $180,000 and $120,000 included in accrued expenses-related party in connection with such services as of March 31, 2023 and December 31, 2022, respectively.

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

On April 16, 2023, one of the underwriters waived its entitlement to the payment of any deferred fee, of approximately $10,143,000, to be paid under the terms of the underwriting agreement and is no longer serving in any advisor capacity.

On April 17, 2023, one of the underwriters waived its entitlement to the payment of any deferred fee, of approximately $6,762,000, to be paid under the terms of the underwriting agreement specifically to the closing of the Merger Agreement with H2B2.

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of March 31, 2023 and December 31, 2022, the Company recorded an aggregate of $250,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Other Contractual Agreements

In December 2022, we engaged a capital market advisor to assist with the completion of the business combination. We agreed to pay the advisor $500,000 in cash and $250,000 paid in equivalent dollar amount in common stock, solely in the event that we complete a Business Combination. As of March 31, 2023, we determined that a Business Combination is not considered probable. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the advisor may be accounted for as an expense in the period the liability is recorded.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2022 Annual Report on Form 10-K filed with the SEC on April 18, 2023. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2023, we were not subject to any market (other than related to our warrant liabilities) or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, has been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

2.1
Agreement and Plan of Merger, dated as of May 9, 2023, by and among RMG Acquisition Corp. III and H2B2 Electrolysis Technologies, Inc. (incorporated by reference to Exhibit 2.1 to RMG Acquisition Corp. III’s Current Report on Form 8-K (File No. 001-40013) filed with the SEC on May 12, 2023).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of May, 2023.

RMG ACQUISITION CORP. III

By:	/s/ Robert S. Mancini
Name:	Robert S. Mancini
Title:	Chief Executive Officer